Form 10QSB
period 2006-12-31
IMPLANT TECHNOLOGIES INC
filed 2007-02-13
CIK 703339

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

                        Commission File Number: 000-17064

                           IMPLANT TECHNOLOGIES, Inc.

        (Exact name of small business issuer as specified in its charter)


         Minnesota                                      41-1430130
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


             5353 Manhattan Circle Suite 101 Boulder, Colorado 80303
             -------------------------------------------------------
          (Address of principal executive offices including zip code)

                                 (303) 499-6000
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No___

As of December 31, 2006, the Registrant had 99,408,464 shares of common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__ No X

                                      INDEX
                                      -----
                                                                 Page
                                                                Number
                                                                ------
Part I.   Financial Information

 Item I.   Financial Statements

           Balance Sheets as of December 31, 2006
            (unaudited) and June 30, 2006                         2

           Statements of Operations, Three Months
            ended December 31, 2006 and 2005 (unaudited)          3

           Statements of Operations, Six Months
            ended December 31, 2006 and 2005 (unaudited)          4

           Statements of Cash Flows, Six Months
            ended December 31, 2006 and 2005 (unaudited)          5

           Notes to Financial Statements                          6

 Item 2.   Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                            8

Part II.  Other Information                                       9

                            IMPLANT TECHNOLGIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                 December 31,      June 30,
                                                     2006            2006
                                                  (Unaudited)    (See Note 1)
                                                 ------------    ------------
Current Assets
  Cash                                                  9,955            --
                                                 ------------    ------------
  Total Current Assets                                  9,955            --
                                                 ------------    ------------
Total Assets                                     $      9,955    $       --
                                                 ============    ============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts Payable                               $     16,842    $       --
                                                 ------------    ------------
  Total Current Liabilities                            16,842            --
                                                 ------------    ------------

Total Liabilities                                      16,842            --
                                                 ------------    ------------

Stockholders' (Deficit):
Common Stock, $.01 par value,
    800,000,000 shares authorized
     99,408,464 and 19,408,464
    shares issued and outstanding
    respectively                                      994,085         194,085
Additional paid-in capital                          2,560,103       3,340,103
Accumulated (deficit)                              (3,534,188)     (3,534,188)
Subscriptions Receivable                              (10,000)           --
Accumulated (deficit) during development stage        (16,887)           --
                                                 ------------    ------------
Total Stockholders' (Deficit)                          (6,887)           --
                                                 ------------    ------------

Total Liabilities and Stockholders' (Deficit)    $      9,955    $       --
                                                 ============    ============






The accompanying notes are an integral part of the financial statements.

                           IMPLANT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended
                                                December 31,    December 31,
                                                    2006            2005
                                                ------------    ------------

Revenues                                        $       --      $       --
                                                ------------    ------------
Expenses:
  Audit Fees                                          10,000            --
  Attorney Fees                                          774            --
  Bank Charges                                            45            --
  Transfer Agent Fees                                    961            --
  Edgar Filing Fees                                      322            --
  Mailing fees                                         1,931            --
  General Corporate Fees                                  40            --
                                                ------------    ------------
Net (Loss)                                      $    (14,073)           --
                                                ------------    ------------

Per Share                                       $        nil    $       nil
                                                ============    ============

Weighted Average Number of Shares Outstanding     41,846,336      19,408,464
                                                ============    ============










The accompanying notes are an integral part of the financial statements.

                           IMPLANT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     For the
                                                                   Period from
                                                                     April 26,
                                                                  2006 (date of
                                                                  reinstatement)
                                          Six Months Ended           through
                                    December 31,   December 31,    December 31,
                                        2006           2005            2006
                                    ------------   ------------   -------------

Revenues                            $       --     $       --     $        --
                                    ------------   ------------   -------------
Expenses:
  Audit Fees                              10,000           --            10,000
  Attorney Fees                            2,704           --             2,704
  Bank Charges                                45           --                45
  Transfer Agent Fees                      1,845           --             1,845
  Edgar Filing Fees                          322           --               322
  Mailing Fees                             1,931           --             1,931
  General Corporate Fees                      40           --                40
                                    ------------   ------------   -------------
Net (Loss)                          $    (16,887)         (--)          (16,887)
                                    ------------   ------------   -------------

Per Share                           $        nil   $        nil   $         nil
                                    ============   ============   =============
Weighted Average Number of Shares
 Outstanding                          30,627,400     19,408,464      27,650,948
                                    ============   ============   =============







The accompanying notes are an integral part of the financial statements.

                           IMPLANT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     For the
                                                                   Period from
                                                                     April 26,
                                                                  2006 (date of
                                                                  reinstatement)
                                          Six Months Ended           through
                                    December 31,   December 31,   December 31,
                                        2006           2005           2006
                                    ------------   ------------   -------------
Cash Flows from Operating Activities:
  Net (loss)                        $    (16,887)  $       --     $    (16,887)
Adjustments to reconcile net loss
 To net cash used in operating
 activities:
  Increase in Accounts Payable            16,842           --           16,842
                                    ------------   ------------   ------------
Net Cash (Used in) Operating
 Activities                                  (45)          --              (45)
                                    ------------   ------------   ------------

Cash Flows from Investing
 Activities                                 --             --             --
                                    ------------   ------------   ------------

Cash Flows from Financing
 Activities
Issuance of Common stock                  20,000           --           20,000
  Subscriptions Receivable               (10,000)          --          (10,000)
                                    ------------   ------------   ------------
Net Cash Provided by Financing
 Activities                               10,000           --           10,000
                                    ------------   ------------   ------------

Increase (Decrease) in Cash                9,955           --            9,955

Cash, Beginning of Period                   --             --             --
                                    ------------   ------------   ------------
Cash, End of Period                 $      9,955   $       --     $      9,955
                                    ============   ============   ============
Interest Paid                       $       --     $       --     $       --
                                    ============   ============   ============
Income Taxes Paid                   $       --     $       --     $       --
                                    ============   ============   ============





The accompanying notes are an integral part of the financial statements.

                           IMPLANT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2006 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of December 31, 2006, the statements of operations and the statements of cash flows for the three month and six month periods ended December 31, 2006 and 2005, have been prepared by Implant Technologies, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2006 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2006 audited financial statements and the accompanying notes included in the Company's Registration on Form 10SB12G, filed with the Securities and Exchange Commission.

(2) Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital and stockholders' deficits and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. However, the Company has sustained losses from operations and has net capital and working capital deficits, which raises substantial doubt about its ability to continue as a going concern.

Management has opted to resume the filing of Securities and Exchange Commission
(SEC) reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

(3) Development Stage Company

Based upon the Company's business plan, it is a development stage enterprise since planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began in April 2006 when the Company was reinstated as a Minnesota corporation.

                           IMPLANT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2006 (Unaudited)


(4) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 800,000,000 common shares with a par value of $.01.

During October 1982, the Company completed a public offering pursuant to a registration on Form S-18 under the Securities Act of 1933, in the offering to the public of 2,000,000 shares at $0.25 per share totaling $500,000. Net proceeds to the Company after deducting costs of the offering of $50,000, amounted to $450,000. Between December 1982 and April 1991 the issued common stock to pay for services and debts of the Company.

On December 4, 2006, the Company issued 80,000,000 shares of its common stock to two individuals, (Sanford Schwartz and Michael Friess), for $10,000 cash payment and a $10,000 note payable to the Company. This transaction resulted in a change in control of the Company.

ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Implant Technologies, Inc., the "Company" was incorporated under the laws of the state of Minnesota in 1980. The Company was formed for the purpose of developing and marketing medical products.

The Company generated no revenues during the quarter ended December 31, 2006, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has limited capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At December 31, 2006, the Company had no material commitments for capital expenditures.

ITEM 3 CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

In December 2006, the Company issued 80,000,000 shares of its common stock to two individuals, for $10,000 cash payment and a $10,000 note payable to the Company.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On November 17, 2006 an annual meeting of shareholders was held where shareholders approved the increase in authorized shares from 20 million shares to 800 million shares, the adoption of Amended and Restated Articles of Incorporation and the election of three nominated Directors.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:
        31(1) Certification of Chief Executive Officer Pursuant to
              Rule 13a-14(a) or Rule 15d-14(a).

        31(2) Certification of Chief Financial Officer Pursuant to
              Rule 13a-14(a) or Rule 15d-14(a).

        32(1) Certification of Chief Executive Officer Pursuant to Rule
              13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32(2) Certification of Chief Financial Officer Pursuant to Rule
              13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K:
        NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT                            Implant Technologies, Inc.




BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, President, Chief
                                      Executive Officer
(Date)                                February 13, 2007

BY(Signature)                         /s/ John Venette
(Name and Title)                      John Venette, Treasurer,
                                      Secretary and Chief Financial Officer
(Date)                                February 13, 2007