Form 10QSB/A
period 2006-12-31
IMPLANT TECHNOLOGIES INC
filed 2007-03-22
CIK 703339

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                                  Yes X   No
                                     ---    ---

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                  Yes X   No
                                     ---    ---

As of December 31, 2006, the Registrant had 99,408,464 shares of common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                              ---    ---

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