Form 10QSB
period 2007-03-31
IMPLANT TECHNOLOGIES INC
filed 2007-04-26
CIK 703339

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

                                   Yes X  No___

As of March 31, 2007, the Registrant had 99,408,464 shares of common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__ No X

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------
Part I.   Financial Information

 Item I.   Financial Statements

           Balance Sheets as of March 31, 2007
            (unaudited) and June 30, 2006                                   2

           Statements of Operations, Three Months
            ended March 31, 2007 and 2006 (unaudited)                       3

           Statements of Operations, Nine Months
            ended March 31, 2007 and 2006 (unaudited)                       4

           Statements of Cash Flows, Nine Months
            ended March 31, 2007 and 2006 (unaudited)                       5

           Notes to Financial Statements                                    6

 Item 2.   Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                                      8

Part II.  Other Information                                                 9

                            IMPLANT TECHNOLGIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                  March 31,       June 30,
                                                    2007            2006
                                                 (Unaudited)    (See Note 1)
                                                 -----------    -----------
Current Assets
  Cash                                                   658           --
                                                 -----------    -----------
  Total Current Assets                                   658           --
                                                 -----------    -----------
Total Assets                                     $       658    $      --
                                                 ===========    ===========


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts Payable                               $     8,012    $      --
                                                 -----------    -----------
  Total Current Liabilities                            8,012           --
                                                 -----------    -----------

Total Liabilities                                      8,012           --
                                                 -----------    -----------

Stockholders' (Deficit):
Common Stock, $.01 par value,
    800,000,000 shares authorized
    99,408,464 and 19,408,464
    shares issued and outstanding
    respectively                                     994,085        194,085
Additional paid-in capital                         2,560,103      3,340,103
Accumulated (deficit)                             (3,534,188)    (3,534,188)
Subscriptions Receivable                              (7,000)          --
Accumulated (deficit) during development stage       (20,354)          --
                                                 -----------    -----------
Total Stockholders' (Deficit)                         (7,354)          --
                                                 -----------    -----------

Total Liabilities and Stockholders' (Deficit)    $       658    $      --
                                                 ===========    ===========





The accompanying notes are an integral part of the financial statements.

                           IMPLANT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended
                                                  March 31,       March 31,
                                                    2007            2006
                                                ------------    ------------

Revenues                                        $       --      $       --
                                                ------------    ------------
Expenses:
  Audit Fees                                           1,700            --
  Attorney Fees                                          560            --
  Bank Charges                                             9            --
  Transfer Agent Fees                                    908            --
  Edgar Filing Fees                                      290            --
                                                ------------    ------------
Net (Loss)                                      $     (3,467)           --
                                                ------------    ------------

Per Share                                       $        nil    $        nil
                                                ============    ============

Weighted Average Number of Shares Outstanding     99,408,464      19,408,464
                                                ============    ============












The accompanying notes are an integral part of the financial statements.

                           IMPLANT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                      For the
                                                                   Period from
                                                                     April 26,
                                                                  2006 (date of
                                                                  reinstatement)
                                          Nine Months Ended          through
                                      March 31,       March 31,      March 31,
                                        2007            2006           2007
                                    ------------    -----------   -------------

Revenues                            $       --      $      --     $        --
                                    ------------    -----------   -------------
Expenses:
  Audit Fees                              11,700           --            11,700
  Attorney Fees                            3,264           --             3,264
  Bank Charges                                54           --                54
  Transfer Agent Fees                      2,753           --             2,753
  Edgar Filing Fees                          612           --               612
  Mailing Fees                             1,931           --             1,931
  General Corporate Fees                      40           --                40
                                    ------------    -----------   -------------
Net (Loss)                          $    (20,354)         (--)          (20,354)
                                    ------------    -----------   -------------

Per Share                           $        nil    $       nil   $         nil
                                    ============    ===========   =============
Weighted Average Number of Shares
 Outstanding                          53,554,421     19,408,464      46,929,086
                                    ============    ===========   =============










The accompanying notes are an integral part of the financial statements.


                           IMPLANT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                               For the
                                                                            Period from
                                                                              April 26,
                                                                           2006 (date of
                                                                           reinstatement)
                                                   Nine Months Ended          through
                                               March 31,       March 31,      March 31,
                                                 2007            2006           2007
                                             ------------    -----------   -------------
Cash Flows from Operating Activities:
  Net (loss)                                 $    (20,354)   $      --     $     (20,354)
Adjustments to reconcile net loss
 To net cash used in operating activities:
  Increase in Accounts Payable                      8,012           --             8,012
                                             ------------    -----------   -------------
Net Cash (Used in) Operating
 Activities                                       (12,342)          --           (12,342)
                                             ------------    -----------   -------------

Cash Flows from Investing
 Activities                                          --             --              --
                                             ------------    -----------   -------------

Cash Flows from Financing
 Activities
Issuance of Common stock                           20,000           --            20,000
  Subscriptions Receivable                         (7,000)          --            (7,000)
                                             ------------    -----------   -------------
Net Cash Provided by Financing
 Activities                                        13,000           --            13,000
                                             ------------    -----------   -------------

Increase (Decrease) in Cash                           658           --               658

Cash, Beginning of Period                            --             --              --
                                             ------------    -----------   -------------
Cash, End of Period                          $        658    $      --     $         658
                                             ============    ===========   =============
Interest Paid                                $       --      $      --     $        --
                                             ============    ===========   =============
Income Taxes Paid                            $       --      $      --     $        --
                                             ============    ===========   =============





The accompanying notes are an integral part of the financial statements.

                           IMPLANT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2007 (Unaudited)


(1) Unaudited Financial Statements

The balance sheet as of March 31, 2007, the statements of operations and the statements of cash flows for the three month and nine month periods ended March 31, 2007 and 2006, have been prepared by Implant Technologies, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2007 and for all periods presented, have been made.

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

                           IMPLANT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2007 (Unaudited)


(4) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 800,000,000 common shares with a par value of $.01.

During October 1982, the Company completed a public offering pursuant to a registration on Form S-18 under the Securities Act of 1933, in the offering to the public of 2,000,000 shares at $0.25 per share totaling $500,000. Net proceeds to the Company after deducting costs of the offering of $50,000, amounted to $450,000. Between December 1982 and April 1991 the Company issued common stock to pay for services and debts of the Company.

On December 4, 2006, the Company issued 80,000,000 shares of its common stock to two individuals, (Sanford Schwartz and Michael Friess), for $10,000 cash payment and a $10,000 note payable to the Company. This transaction resulted in a change in control of the Company. During January 2007, the Company collected $3,000 on this note.

ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Implant Technologies, Inc., the "Company" was incorporated under the laws of the state of Minnesota in 1980. The Company was formed for the purpose of developing and marketing medical products.

The Company generated no revenues during the quarter ended March 31, 2007, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has limited capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2007, the Company had no material commitments for capital expenditures.

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



REGISTRANT                            Implant Technologies, Inc.




BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, President, Chief
                                      Executive Officer
(Date)                                April 26, 2007

BY(Signature)                         /s/ John Venette
(Name and Title)                      John Venette, Treasurer,
                                      Secretary and Chief Financial Officer
(Date)                                April 26, 2007