Form 10KSB
period 2007-06-30
IMPLANT TECHNOLOGIES INC
filed 2007-08-23
CIK 703339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended - June 30, 2007

                                       OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For the transition period from:

                        Commission file number: 000-17064

                           Implant Technologies, Inc.
                           --------------------------

                 (Name of Small Business Issuer in its charter)


               Minnesota                              41-1430130
     -----------------------------               ----------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification Number)



                        5353 Manhattan Circle, Suite 101
                                Boulder, CO 80303
                                -----------------
                    (Address of principal executive offices)

                     Issuer's telephone number: 303-499-6000

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                     Common Stock, $0.01 par value per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]


The issuer's revenues for fiscal year end June 30, 2007 were $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $ 582,253

Common Stock outstanding at August 10, 2007: 99,408,464.

Transitional Small Business Disclosure Format (Check one):
                                 Yes [_]; No [X]

     Cautionary Statements About Forward Looking Information and Statements

     Statements in this annual report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this annual report, including the risks described under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report and in other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this annual report.


                                     PART I
ITEM 1. BUSINESS

Implant Technologies, Inc., (the "Registrant" or "Company") was incorporated under the laws of the state of Minnesota in 1980. The Company was formed for the purpose of developing and marketing medical products.


In connection with its corporate purposes, the Company made a registered public offering of its common stock which became effective October 25, 1982, and closed on December 12, 1982. The offering was made pursuant to a registration statement under the Securities Act of 1933 filed with the Securities and Exchange Commission on Form S-18.


In April 1991 the Company ceased operations. The State of Minnesota involuntarily dissolved the Company effective June 15, 1995. On April 26, 2006 the State of Minnesota reinstated the Company's corporate charter.


In April 2006, Tom Bach, the sole remaining director, appointed new directors, Michael Friess, Sanford Schwartz and John Venette and then resigned as an officer and director of the Company. The Board then appointed Michael Friess as President and CEO of the Company and John Venette as Secretary, Treasurer and Chief Financial Officer of the Company. The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.


On November 17, 2006 the company held a shareholder meeting to amend the Articles of Incorporation and to increase the authorized common stock of the Company to eight hundred million (800,000,000) shares and to elect Michael Friess, Sanford Schwartz and John Venette to serve on the Company's Board of Directors.


On December 4, 2006, the Company issued 80,000,000 shares of its common stock to two individuals, (Sanford Schwartz and Michael Friess), for $10,000 cash payment and a $10,000 note payable to the Company.


Since April 1991, the Company has not engaged in any operations and has been dormant. As such, the Company may presently be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.


The Company has opted to register the common stock pursuant to section 12(g) of the Securities Exchange Act of 1940 in an effort to maximize shareholder value. The best use and primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.


The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any offering of the Company's securities; either debt or equity, until such time as the Company has successfully implemented its business plan described herein.

GENERAL BUSINESS PLAN

At this time, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is intentionally general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See Item 7. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company intends to advertise and promote the Company privately. The Company has not yet prepared any notices or advertisements.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company do expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained prior to the closing of the proposed transaction.

The Officers of the Company have limited experience in managing companies similar to the Company and shall rely upon their own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

While the Company will not necessarily restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life; it will initially concentrate its search on companies that provide internet security and convenience tools as well as Internet Service Providers ( "ISP's"). The management believes that the ISP industry in particular is in a consolidation phase that the Company might be able to take advantage of by selling those ISP's customers internet security and convenience tools. Because of the consolidation, management is of the opinion that ISP customers might be less expensive to acquire through acquisition of the actual ISP companies than acquiring those same customers by other means to sell the internet convenience and security tools to directly. While the Company will initially focus on these types of opportunities management will not rule out any other opportunity that may become available that management believes might be beneficial to the Company and its shareholders.

However, it is impossible to predict at this time to determine the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. The Company has limited capital with which to pay these anticipated expenses.


ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company does not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be determined that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a) (1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements prior to the closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable).

The Company does not intend to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

EMPLOYEES

As of August 10th, 2007, we employed a total of two employees who are our executive officers and directors. We are not a party to any collective bargaining agreements, no employees are represented by a labor union, and we believe we have good relations with our employees.

                                  RISK FACTORS

Our business is difficult to evaluate because we have no operating history.

     As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since reinstatement. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

     The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and may continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

     The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

     Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

     Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

     Although we have no plan to enter into an acquisition or merger with a foreign company, if we were to enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

     We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenues unless and until we merge with or acquire an operating business.

     We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

     Our Certificate of Incorporation authorizes the issuance of a maximum of 800,000,000 shares of common stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

The Company may engage in a reverse stock split to change its capital structure before making acquisition(s) or merger(s) and there is no guarantee that this will increase the value of your stock.

     In order to have fewer shares outstanding the Company may determine that it is advisable to perform a reverse split of 1 for 3, 1 for 5 or even 1 for 10 shares of stock thereby reducing the number of shares held by all shareholders. While mathematically it would seem that your new shares would be increased in value to compensate for the shares surrendered in the reverse there are no guarantees that the value of the shares does not drop down to its original share price or less.

OUR COMMON STOCK TRADES IN A LIMITED PUBLIC MARKET, THE OVER-THE COUNTER BULLETIN BOARD; ACCORDINGLY, INVESTORS FACE POSSIBLE VOLATILITY OF SHARE PRICE.

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the ticker symbol IMLT. As of August 10th, 2007, there were approximately 99,438,464 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, government regulatory actions, patent or proprietary rights developments, and market conditions for penny stocks in general could have a material effect on the liquidity of our common stock and volatility of our stock price.

FLUCTUATIONS IN OUR OPERATING RESULTS AND ANNOUNCEMENTS AND DEVELOPMENTS CONCERNING OUR BUSINESS AFFECT OUR STOCK PRICE.

Our operating results will subject to numerous factors, including purchasing policies and requirements of our customers, our ability to grow through strategic acquisitions, and any expenses and capital expenditure which we incur in distributing products. These factors, along with other factors described under "Risk Factors" may affect our operating results and may result in fluctuations in our quarterly results all of which could affect our stock price or could result in volatility in our stock price.

OUR COMMON STOCK WILL BE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

[_] that a broker or dealer approve a person's account for transactions in penny stocks; and

[_] the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: ? obtain financial information and investment experience objectives of the person; and

[_] make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

[_] sets forth the basis on which the broker or dealer made the suitability determination; and

[_] that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE IMMEDIATE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We have never paid cash dividends on our common stock and do not at this time anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 5353 Manhattan Circle, Suite 101, Boulder, CO 80303, which is the address of its Chief Financial Officer. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office in the immediate foreseeable future in order to carry out its plan of operations described herein.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations. The Company may become involved in material legal proceedings in the future. In the opinion of counsel there are no known legal proceedings or outstanding judgments against the Company, nor any pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the fourth quarter of the fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

Our common stock is listed on the Over the Counter Bulletin Board under the symbol "IMLT". The Company did not resume trading until April 2007 and then only with limited trading. Trading volume has generally increased each month thereafter. The high and the low trades for our shares for each quarter of actual trading were:

Year Ending June 30th, 2006:                              High       Low
   First Quarter                              $            n/a               n/a
   Second Quarter                                          n/a               n/a
   Third Quarter                                           n/a               n/a
   Fourth Quarter                                          n/a               n/a
Year Ending June 30th, 2007:                               n/a               n/a
   First Quarter                              $            n/a               n/a
   Second Quarter                                          n/a               n/a
   Third Quarter                                           n/a               n/a
   Fourth Quarter                                         0.05              0.03

Holders.

As of June 30, 2007, there were approximately 1,563 holders of the Company's Common Stock.

Dividends.

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings, which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended June 30, 2007.


                                                                Number of
                                                                securities
                                                             to be issued                          Number of securities
                                                                  upon                           remaining available for
                                                              exercise of      Weighted average   future issuance under
                                                              outstanding     exercise price of    equity compensation
                                                                options,        outstanding         plans (excluding
                                                             warrants and          options,       securities reflected
                       Plan category                             rights      warrants and rights      in column (a)
------------------------------------------------------------------------------------------------------------------------
                                                                   (a)                (b)                   (c)
Equity compensation plans approved by security holders                   -0-                 -0-                     -0-

Equity compensation plans not approved by security holders               -0-                 -0-                     -0-

Total                                                                    -0-                 -0-                     -0-

Options Grants in Last Fiscal Year

The have been no options granted in the last fiscal year

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year End Option Values

There have been no options exercised in the last fiscal year.

RECENT SALES OF UNREGISTERED SECURITIES

NONE

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

The Company incorporated in Minnesota, in 1980. The Company was formed for and its principal business was developing and marketing medical devices, software and technology. The Company was involuntarily dissolved in 1995, and the registrant had been dormant since then.

In the year 2006, management, in an effort to salvage value for the sake of their shareholders and therefore optimize their interests, decided to reinstate the Company as a Minnesota corporation and to structure the Company as a potential merger candidate or "blank check" company. It caused to be filed on Form 10SB two years of the most recent annual audited financial statements of the Company so as to resume reporting status.

General


     The Company was reinstated as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

     The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

     The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

     None of our officers or our director have had any direct and/or preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

     The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources.

From the date of the Company's registered public offering until December 2006 the Company had issued and outstanding an aggregate of 19,438,464 shares of its common stock. On December 4, 2006 the Company issued 80,000,000 shares of common stock, which amount is included in the aggregate 99,438,464 shares issued and outstanding, for a capital contribution of $20,000.

The Company has no operating history as a "blank check" company and no material assets.

ITEM 7. FINANCIAL STATEMENTS

The financial statements begin on Page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. Controls and Procedures.

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's management including the President, Principal Financial Officer and Secretary, concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no changes to the Company's internal control over financial reporting that occurred during the last fiscal quarter of the year ended June 30, 2007, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:


NAME                          AGE            POSITION

Erik Cooper                   38             Chairman of the Board, CEO,
                                             President

John Venette                  43             Treasurer, Secretary, Director
                                             and Chief Financial Officer

Michael Friess                57             Former Chairman of the Board,
                                             CEO and President

Sanford Schwartz              57             Former director

On July 10th, 2007, Michael Friess and Sanford Schwartz resigned as officers and directors of the Company. The remaining board member, consisting of John Venette, appointed Erik Cooper as a new director of the Company. The Board then appointed Erik as President and CEO, of the Company.

Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Erik Cooper, Chief Executive Officer, President and Director

Mr. Cooper has served as founder and president of Big Eye Capital, Inc., an Arizona corporation, since its inception in March 2007. Prior to forming Big Eye Capital, Mr. Cooper spent eight years as a leading Mortgage Banker with CTX Mortgage Company which is a division of the Fortune 500 Company Centex, Inc. In 1996 he was a founder of Solarcomm Cellular, which is a wholesale and retail provider of wireless services and equipment. Mr. Cooper is a graduate of the State University of New York, College at Oneonta with a Bachelor of Science degree in Psychology. Mr. Cooper is not currently a member of the board of directors of any other public companies.

John Venette - Chief Financial Officer and Director

John H. Venette is a director of the Registrant and also serves as the secretary, treasurer and chief financial officer. He joined the Board of Directors in April 2006. For the past ten (10) years, Mr. Venette has been employed by Creative Business Strategies Inc., a business consulting firm, as director of research.


SIGNIFICANT EMPLOYEES

The Company has no regular employees. While an officer of the company Michael Friess devoted approximately 5% of their time to the Company's business. Currently, Mr. Cooper is devoting essentially his full time efforts to the Company while John Venette only devotes about 5% of his time to the Company's business.

Election of Directors and Officers

Holders of our Common Stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors.

The Board of Directors will be elected at the annual meeting of the shareholders or at a special meeting called for that purpose. Each director shall hold office until the next annual meeting of shareholders and until the director's successor is elected and qualified. If a vacancy occurs on the Board of Directors, including a vacancy resulting from an increase in the number of directors, then the shareholders may fill the vacancy at the next annual meeting or at a special meeting called for the purpose, or the Board of Directors may fill such vacancy.


Section 16(a) Beneficial Ownership Reporting Requirements

Based solely upon the written representations of our executive officers and directors and upon copies of the reports that they have filed with the Securities and Exchange Commission ("SEC"), during the year ended June 30th , 2007, our executive officers and directors filed with the SEC on a timely basis all required reports relating to transactions involving shares of our common stock beneficially owned by them except for the following: We believe, based solely on our review of the copies of such forms and other written representations to us, that since the filing of our Form 10-SB on December 14, 2006, the following reporting person did not comply with applicable Section 16(a) filing requirements: Sanford Schwartz did not file a Form 3.

Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Audit Committee

Presently, the Company is not in a position to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but the Company intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable.

Code of Ethics

The Company has not yet adopted a formal written code of ethics that applies to its principal executive, financial and accounting officers as described in Item 406 of Regulation S-B.

ITEM 10. EXECUTIVE COMPENSATION.

Presently, none of the Company's current officers or directors received any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past 14 years. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. The Company currently has no funds available to pay officers or directors. Further, none of the officers or directors are accruing any compensation pursuant to any agreement with the Company.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity that proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of August 10th, 2007 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.


NAME AND ADDRESS                     NUMBER OF          PERCENTAGE
                                   SHARES OWNED          OF SHARES
                                   OR CONTROLLED(1)          OWNED(1)

Big Eye Capital, Inc. (2)           79,500,000              79.97%
2425 E. Camelback Road Suite 950
Phoenix, AZ 85016

Erik Cooper (2)                     79,500,000              79.97%
2425 E. Camelback Road Suite 950
Phoenix, AZ 85016

John Venette                                -0-             0%
5353 Manhattan Circle Suite 101
Boulder, Colorado 80303


All Officers and Directors           -79,500,000            79.97%
 as a Group (2 persons)


(1) Applicable percentage ownership is based on 99,438,464 shares of common stock outstanding as of August 10th, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of August 10th, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of August 10th, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Erik Cooper, our Chief Executive Officer and President, is the majority shareholder of Big Eye. Mr. Cooper has sole voting and dispositive power over the shares held by Big Eye. Mr. Cooper does not own or control any additional shares of the Company except those he has dispositive and voting control over by virtue of his position as President of Big Eye Capital. However, under the disclosure requirements in foot note 1 above; the Company must disclose these same shares twice; under Big Eye Capital, the owner and under Erik Cooper the control person of Big Eye Capital.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company uses the offices of its Chief Financial Officer for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

On December 4, 2006, the Company issued 80,000,000 shares of its common stock to two former directors of the Company for $10,000 cash payment and $10,000 note payable to the Company. As of July 10, 2007 the Company had received full payment on the note payable to the Company.


                                     PART IV

ITEM 13. EXHIBITS


Exhibit Number Description of Exhibit

3.1 Articles of Incorporation (incorporated by reference to the exhibits to Registrant's Form 10-SB filed on December 14, 2006).

3.2 By-Laws (incorporated by reference to the exhibits to Registrant's Form 10-SB filed on December 14, 2006).

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)



ITEM 14.  PRINCIPAL AUDITOR FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-KSB and 10-QSBs respectively, and for other services normally provided in connection with statutory filings was $11,700 for the fiscal year ended June 30, 2007, which includes the audit and two quarterly reviews. In addition, during this period and as part of the reinstatement of the Company audit fees were paid for the prior year, June 30th, 2006 in the amount of $10,000 for a total expense of $21,700. The $10,000 audit fee for the audit of the period ended June 30th, 2007 was not accrued for and will be paid after the end of the year ended June 30th, 2007.

AUDIT-RELATED FEES

We did not incur any other fees for the year ended June 30, 2007 for professional services rendered by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements that are not included in "Audit Fees".

TAX FEES

The aggregate fees billed by our auditors for tax compliance matters were $-0-for the fiscal year ended June 30, 2007.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our independent auditors during the fiscal year ended June 30, 2007.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IMPLANT TECHNOLOGIES, INC.

Date:  August 22, 2007               By: /s/ Erik Cooper
                                     -------------------------------------------
                                     Erik Cooper
                                     -----------
                                     Chief Executive Officer and
                                     ---------------------------
                                     President(Principal Executive Officer)
                                     --------------------------------------

Date:  August 22, 2007               By: /s/ John Venette
                                     -------------------------------------------
                                     John Venette
                                     ------------
                                     Chief Financial Officer (Principal
                                     ----------------------------------
                                     Financial Officer and Principal Accounting
                                     ------------------------------------------
                                     Officer)
                                     --------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report
--------------------------------------------------------------------------------
has been signed below by the following persons on behalf of the registrant and
------------------------------------------------------------------------------
in the capacities and on the dates indicated.
---------------------------------------------


Name                          Position                                            Date
------------------------------------------------------------------------------------------------------

/s/ Erik Cooper
-----------------------       Chief Executive Officer, President and Director     August 22, 2007
Erik Cooper                   (Principal Executive Officer) and Director
------------------------------------------------------------------------------------------------------

/s/ John Venette
-----------------------       Chief Financial Officer, Secretary, Treasurer and   August 22, 2007
John Venette                  Director (Principal Financial Officer and
                              Principal Accounting Officer)
------------------------------------------------------------------------------------------------------

                          INDEX TO FINANCIAL STATEMENTS

                           IMPLANT TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                                      WITH

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


      Report of Independent Registered Public Accounting Firm      F-2

      Financial Statements:

           Balance Sheet                                           F-3

           Statements of Operations                                F-4

           Statement of Changes in Stockholders' (Deficit)         F-5

           Statements of Cash Flows                                F-6

           Notes to Financial Statements                           F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Implant Technologies, Inc.

We have audited the accompanying balance sheet of Implant Technologies, Inc. (A Development Stage Company) as of June 30, 2007, and the related statements of operations, stockholders' (deficit), and cash flows for the two years ended June 30, 2007 and 2006, and for the period from April 26, 2006 (date of commencement of development stage) to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Implant Technologies, Inc. (A Development Stage Company) as of June 30, 2007 and 2006, and the results of its operations, stockholders' (deficit), and its cash flows for the two years ended June 30, 2007 and 2006, and for the period from April 26, 2006 (date of commencement of development stage) to June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has no business operations and has working capital and stockholders' deficits, which raise substantial doubts about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

August 9, 2007

                           IMPLANT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2007


                                ASSETS

Current Assets:
  Stock subscriptions receivable                              $       2,000
                                                              -------------
TOTAL ASSETS                                                  $       2,000
                                                              =============
                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
  Checks written in excess of cash balance                    $       5,293
  Accounts payable, related party                                       873
                                                              -------------
   Total Current Liabilities                                          6,166
                                                              -------------

TOTAL LIABILITIES                                                     6,166
                                                              -------------
Commitments and contingencies (Notes 1,2,3,4 and 5)

Stockholders' (DEFICIT):
  Common stock, $.01 par value
   800,000,000 shares authorized,
   99,438,464 issued and outstanding                                994,385
  Additional Paid In Capital                                      2,564,903
  Accumulated (deficit)                                          (3,539,288)
  Accumulated (deficit) during development stage                    (24,166)
                                                              -------------
TOTAL STOCKHOLDERS' (DEFICIT)                                        (4,166)
                                                              -------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                 $       2,000
                                                              =============

The accompanying notes are an integral part of the financial statements.

                              IMPLANT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                  For the
                                                                Period from
                                                                  April 26,
                                                               2006 (date of
                                                              commencement of
                                                                development
                                                                   stage)
                                         For the Year Ended       through
                                       June 30,      June 30,     June 30,
                                        2007           2006         2007
                                    ------------  ------------  -----------

Revenues                            $          -   $         -  $         -
                                    ------------   -----------  -----------
Expenses:
  Audit Fees                              11,700             -       11,700
  Attorney Fees                            6,144             -        6,144
  Bank Charges                                63             -           63
  Transfer Agent Fees                      3,527             -        3,527
  Edgar Filing Fees                          762             -          762
  Mailing Fees                             1,930             -        1,930
  General Corporate Fees                      40             -           40
                                    ------------   -----------  -----------
Net (Loss)                          $    (24,166)            -      (24,166)
                                    ------------   -----------  -----------

Per Share                           $        nil  $        nil $        nil
                                    ============   ===========  ===========
Weighted Average Number of Shares
 Outstanding                          65,246,683    19,438,464   58,231,967
                                    ============   ===========  ===========

The accompanying notes are an integral part of the financial statements.

                           IMPLANT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT )

             For the Period from July 1, 2005 through June 30, 2007


                                                           Accumulated
                                                            (Deficit)
                                  Additional                 During
            Common        Stock    Paid-in    Accumulated  Development
            No./Shares    Amount   Capital    (Deficit)       Stage       Total
            ----------  --------  ---------   -----------  -----------  ------------
Balance
at July     19,438,464  $194,385  $3,344,903  $(3,539,288)  $        -  $         -
1, 2005

Net loss-
year
ended
June
30, 2006             -         -          -             -            -            -
            ----------  --------  ---------   -----------   ----------  -----------
Balance
at
July
1, 2006     19,438,464   194,385  3,344,903    (3,539,288)           -            -

Issuance
Of Common
Stock for
$0.00025
Per share   80,000,000   800,000  (780,000)             -            -       20,000


Net loss-
                                   year ended
June
30, 2007             -         -          -             -      (24,166)     (24,166)
            ----------  --------  ---------   -----------   -----------  -----------
Balance
at
June
30, 2007    99,438,464  $994,385 $2,564,903   $(3,539,288)  $  (24,166) $    (4,166)
            ==========  ======== ==========   ===========   =========== ============

The accompanying notes are an integral part of the financial statements.

                           IMPLANT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  For the
                                                                Period from
                                                                  April 26,
                                                               2006 (date of
                                                              commencement of
                                                                development
                                                                  stage)
                                       For the Year Ended        through
                                      June 30,      June 30,     June 30,
                                       2007          2006          2007
                                   -----------   -----------  ------------
Cash Flows from Operating Activities:
  Net (loss)                        $  (24,166)  $         -  $    (24,166)
Adjustments to reconcile net loss
 To net cash used in operating activities:
  Increase in Accounts payable             873             -           873
  Increase in checks written in
   excess of cash balance                5,293                       5,293

                                    ----------    ----------  ------------
Net Cash (Used in) Operating
 Activities                            (18,000)            -       (18,000)
                                    ----------    ----------  ------------

Cash Flows from Investing
 Activities                                  -             -             -
                                    ----------    ----------  ------------

Cash Flows from Financing
 Activities
 Issuance of Common Stock               18,000             -        18,000
                                    ----------    ----------  ------------
Net Cash Provided by Financing
  Activities                            18,000             -        18,000
                                    ----------    ----------  ------------

Increase (decrease) in Cash                  -             -             -

Cash, Beginning of Period                    -             -             -
                                    ----------    ----------  ------------
Cash, End of Period                 $        -    $        -  $          -
                                    ==========    ==========  ============
Interest Paid                       $        -    $        -  $          -
                                    ==========    ==========  ============
Income Taxes Paid                   $        -    $        -  $          -
                                    ==========    ==========  ============


The accompanying notes are an integral part of the financial statements.

                           IMPLANT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007

(1) Summary of Accounting Policies, and Description of Business

This summary of significant accounting policies of Implant Technologies, Inc. (Company), a "Development Stage Enterprise", is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

(a) Organization and Description of Business

The Company was incorporated as Implant Technologies, Inc. in 1980 under the laws of the State of Minnesota.

On June 15, 1995, the Company was suspended from being a Minnesota corporation as a result of non-filing of required documents by the state of Minnesota. Since April, 1991, the Company has not engaged in any operations and has been dormant.

The Company had been dormant from April 1991 until, the Company revived its charter effective April 26, 2006 and commenced activities to again become a reporting company with the SEC with the intention to become a publicly trading company. The Company's stock began trading on the Over the Counter Bulletin Board (OTC: IMLT) in April of 2007

(b) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(c) Per Share Information

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. In addition, per share calculations reflect the effect of any reverse stock splits. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation. In addition, at June 30th, 2007 no calculation was made in regards to a reverse stock split since none had occurred.

(d) Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations and has working capital and stockholders' deficits, which raise substantial doubt about its ability to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management has opted to resume the filing of Securities and Exchange Commission
(SEC) reporting documentation and then to seek a business combination. (See Note
5) Management believes that this plan provides an opportunity for the Company to continue as a going concern.

                           IMPLANT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007

(1) Summary of Accounting Policies, Continued

(e) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2007 and 2006, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

(f) Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to complete a business combination.

(g) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company places its temporary cash investments with financial institutions. As of June 30, 2007, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

(h) Revenue Recognition

The Company has had no revenue since its corporate charter was reinstated.

(i) Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

(j) Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, stock subscriptions receivable, and accounts payable-related party approximate their estimated fair values due to their short-term maturities.

(k) Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

(l)  Development stage

Based upon the Company's business plan, it is a development stage enterprise since planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principals generally accepted in the United States of America that apply in establishing operating enterprises. As a development state enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began April 26, 2006 when the Company was reinstated as a Minnesota corporation.

                           IMPLANT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007

(1) Summary of Accounting Policies, Continued

 (m) Other

The Company has selected June 30 as its fiscal year end.

The company has paid no dividends.

No advertising expense has been incurred.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

(2) Income Taxes

 Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The net operating loss carry forward if not used, will expire in various years through 2026, and is severely restricted as per the Internal Revenue code due to the change in ownership. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. Net operating loss carryforwards may be further limited by the change in control of the Company described in Note 5 and other provisions of the tax laws. The net operating loss carryforwards have only been calculated for the period since the reinstatement and no calculation or consideration has been made for the losses the company incurred during previous operations which generally due to a change in control severely reduce the benefits of net operating loss carryforwards.


 The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                  Estimated               Estimated
                     NOL                     Tax                 Change in   Net Tax
                    Carry-       NOL       Benefit   Valuation    Valuation   Benefit
Period Ending      forward      Expires    from NOL   Allowance   Allowance
June 30, 2006        -         2026          -           (-)         (-)        --
June 30, 2007     24,166       2027        4,471       (4,471)     (4,471)      --

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

  Income tax benefit at statutory rate resulting from net
    operating
   loss carryforward                                                     (15.0%)
   State tax (benefit) net of Federal benefit                             (3.5%)
   Deferred income tax valuation allowance                                 18.5%
                                                             -------------------
   Actual tax rate                                                            0%
                                                             ===================

                           IMPLANT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007

(3) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 800,000,000 common shares with a par value of $.01.

During October 1982, the Company completed a public offering pursuant to a registration on Form S-18 under the Securities Act of 1933, in the offering to the public of 2,000,000 shares at $0.25 per share totaling $500,000. Net proceeds to the Company after deducting costs of the offering of $50,000, amounted to $450,000. Between December 1982 and April 1991 the Company issued common stock to pay for services and debts of the Company. On December 4, 2006, the Company issued 80,000,000 shares of its common stock for $10,000 cash payment and a $10,000 note payable to the Company. At June 30, 2007, the stock subscription balance was $2,000. Subsequent to June 30, 2007, the Company collected the $2,000 balance.

(4) Related Party Transactions

The Company uses the offices of its Chief Financial Officer for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

On December 4, 2006, the Company issued 80,000,000 shares of its common stock to two directors of the Company for $10,000 cash payment and $10,000 note payable to the Company. As of July 10, 2007 the Company had received full payment on the note payable to the Company. At June 30th, 2007 the Company owed $ 873 to a related party advance. This advance was uncollateralized, bears no interest and has no repayment terms. Subsequent to the year end the related party advance was `forgiven' to the Company and no funds are owed.


(5) Subsequent Events

On July 10, 2007 the Company received as paid in capital $4,925 from affiliated parties to pay liabilities and working capital needs of the Company for expenses incurred through June 30, 2007. These affiliates do not expect any repayment for this capital contribution "donation" to the Company except as follows: Any monies remaining after the payment of the expenses incurred and liabilities incurred by the Company through June 30, 2007 shall be returned to the affiliates.

Pursuant to a Stock Purchase Agreement, effective July 10, 2007, two of the Company's directors sold 80,000,000 shares (approximately 80.48% of the total issued and outstanding shares) of the Company's common stock to an entity, resulting in a change in control of the Company.

In connection with the Stock Purchase Agreement, on July 10, 2007 the Company received a letter of resignation from Michael Friess resigning as an officer and Director of the Company and a letter of resignation from Sanford Schwartz resigning as a Director of the Company both effective immediately.

At the same time the board then named Erik J. Cooper as the Chairman, President and CEO, also effective immediately, while John H. Venette remained as a director as well as Chief financial Officer, treasurer and secretary.