Form 10QSB
period 2007-09-30
Oasis Online Technologies Corp
filed 2007-11-19
CIK 703339

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission File Number: 000-17064

Oasis Online Technologies Corp.

(Exact name of small business issuer as specified in its charter)

Minnesota	41-1430130
(State of other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4710 E Falcon Drive Suite 213 Mesa, Arizona 85215
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

Yes  X  No ___

As of October 31, 2007, the Registrant had 13,420,148 shares of common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__ No X

OASIS ONLINE TECHNOLOGIES CORP.

FORM 10-QSB

For the Quarterly Period Ended September 30, 2007

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2007 (Unaudited)	June 30, 2007 (See Note 1)

ASSETS

Current Assets
Cash	$500	$-
Subscription receivable	-	2,000
Total Current Assets	500	2,000

Fixed Assets
Leasehold improvements	397	-
Total Assets	$897	$2,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts Payable	$7,809	$-
Checks written in excess of cash balance	-	5,293
Accounts payable-related party	-	873
Total Current Liabilities	7,809	6,166
Total Liabilities	7,809	6,166

Stockholders' (Deficit):
Common Stock, $.01 par value,
100,000,000 shares authorized
12,469,659 and 12,429,808 shares
issued and outstanding respectively	124,697	124,298
Additional paid-in capital	3,478,608	3,434,990
Accumulated (deficit)	(3,539,288)	(3,539,288)
Accumulated (deficit) during development stage	(70,929)	(24,166)
Total Stockholders' (Deficit)	(6,912)	(4,166)
Total Liabilities and Stockholders' (Deficit)	$897	$2,000

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended				For the Period from April 26, 2006 (date of Commencement of development stage) through
	September 30, 2007		September 30, 2006		September 30, 2007
Revenues		$-		$-	$-
Expenses:
Accounting fees		10,000		-	21,700
Legal fees		25,544		1,930	31,688
Press release & edgar fees		1,273		-	2,035
Transfer agent fees		4,721		884	8,248
Travel fees		4,311		-	4,311
Other		914		-	2,947
		46,763		2,814	70,929
Net (Loss)		$(46,763)		(2,814)	(70,929)

Per Share	$	Nil	$	Nil	$(.01)

Weighted Average Numberof Shares Outstanding		12,429,808		2,426,058	8,499,516

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		For the Period from April 26, 2006 (date of Commencement Of development Stage)through
	September 30, 2007	September 30, 2006	September 30, 2007

Cash Flows from Operating Activities: Net (loss)	$(46,763)	$(2,814)	$(70,929)
Adjustments to reconcile net loss
To net cash used in operating activities:
Increase in accounts payable	6,936	2,814	7,809
(Decrease) in checks written in excess of cash balance	(5,293)	-	-
Net Cash (Used in) Operating Activities	(45,120)	-	(63,120)
Cash Flows from Investing Activities Leasehold improvement	(397)	-	(397)
Net Cash (Used in) Investing Activities	(397)	-	(397)
Cash Flows from Financing Activities Issuance of common stock for cash	41,851	-	59,851
Additional paid-in capital	4,166		4,166
Net Cash Provided by Financing Activities	46,017	-	64,017
Increase (decrease) in Cash	500	-	500

Cash, Beginning of Period	-	-	-
Cash, End of Period	$500	$-	$500
Interest Paid	$-	$-	-
Income Taxes Paid	$-	$-	-

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2007 (Unaudited)
(1) Unaudited Financial Statements

The balance sheet as of September 30, 2007, the statements of operations and the statements of cash flows for the three month periods ended September 30, 2007 and 2006, have been prepared by Oasis Online Technologies, Corp. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2007 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2007 audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

(2) Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has limited working capital and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. However, the Company has sustained losses from operations and has net capital and working capital deficits, which raises substantial doubt about its ability to continue as a going concern.

Management has opted to resume the filing of Securities and Exchange Commission (SEC) reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

(3) Name Change and Reverse Stock Split

On September 19, 2007, the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Minnesota to (i) change its name from Implant Technologies, Inc. to Oasis Online Technologies Corp and (ii) give notice of an eight-for-one reverse stock split of the Company’s common shares.

Upon effectiveness of the eight-for-one reverse stock split, all issued and outstanding shares, as of the effective date, were reduced from 99,438,464 prior to the reverse split to 12,429,808 following the reverse stock split. No fractional shares were issued. In lieu of issuing fractional shares, the Company will issue to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split an additional full share of its Common Stock. The number of authorized shares of common stock of the Company was reduced by the same eight for one ratio as the issued and outstanding shares of common stock.   The name change became effective and the Company began using the new name on September 19th, 2007. The reverse split became effective on September 26, 2007.  All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively adjusted to reflect the reverse stock split.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2007 (Unaudited)

(4) Related Party Transactions

On August 9, 2007, the Company entered into a Capital Base Funding  Agreement with its largest single shareholder,  Big Eye Capital,  Inc. ("Big Eye") whereby Big Eye will make available to the Company up to one hundred  thousand  dollars  ($100,000) in working capital in exchange for newly  issued  common  stock of the  Company.  The amount of common stock of the Company to be issued to Big Eye will be based on the greater of the previous day's closing market price or $1.00 per share. The Company will give Big Eye ten days advance notice prior to requesting funds (when possible) so that not all funds will be advanced at any one time.  The funds are to be used for general working capital which will include, but not be limited to, the hiring and retention of auditors and attorneys to comply with all regulatory requirements as well as any due  diligence  expenses  occurring  in regards to any  potential acquisitions, of which there is no guarantee any will materialize. The funds are not earmarked for salaries or other general expenses. The agreement expires upon the later of (i) all of the  funds  have  been  drawn  down from Big Eye and the stock has been issued or (ii)  December  31st,  2007.

In connection with the Capital Base Funding Agreement, on September 30, 2007 the Company issued to Big Eye Capital, Inc. 39,851 shares of common stock for the $39,851 of funding provided by Big Eye to the Company during the quarterly period ended September 30, 2007.

(5) Change in Control

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

(6) Subsequent events

On October 2nd 2007 the Company entered into a non-binding Letter of Intent to acquire 100% of the outstanding shares of TranSend International, Inc. (“TranSend”) Under the terms of the Letter of Intent, Oasis will issue one share of its common stock for each of the approximately 15 million outstanding shares of TranSend’s common stock. Closing of this transaction is subject to customary conditions which will include, among other things, the completion of an audit of TranSend for at least the past two years as well as completion of definitive agreements between the parties. Management anticipates that this process will be completed in 60 to 90 days, but there is no guarantee that this transaction will close on time or at all. When and if this transaction closes, the transaction will be accounted for as a reverse acquisition, resulting in TranSend becoming a wholly owned subsidiary of the Company. At this time the due diligence and audit are ongoing.

On October 22nd, 2007 the Company and Argyll Equities, LLC (Argyll) entered into and closed a stock purchase agreement (‘Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company acquired 99,000 freely trading registered shares of Immunosyn Corporation, a Delaware corporation, from Argyll in consideration for 990,000 newly issued shares of the Company’s common stock (the “Exchange Shares”).   The Company anticipates preparing and filing with the SEC a registration statement related to an offering for its own account or the account of others under the Securities Act of 1933, as amended, of any of its equity securities.

On November 1st, 2007 the Company entered into a 3 year agreement with 32 Falcon, LLC (“Landlord”) to lease 620 square feet of office space located at 4710 E. Falcon Drive Suite 213 Mesa, Arizona 85215 (“the premises”), which is adjacent to TranSend International, Inc. Prior to the execution of the lease agreement the Landlord had allowed the Company access to the premises to begin tenant improvements. The Company intends to occupy the premises upon the completion of the tenant improvements.  Rent for the first 12 months shall be $817.44.00 per month which includes city tax and a parking fee. The remaining 24 months rent shall be $880.83 per month including tax and parking.  The Lease agreement includes a $775.00 security deposit.

Item 2                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This report includes certain forward-looking statements. Forward-looking statements are statements that predict the occurrence of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. We have written the forward-looking statements specified in the following information on the basis of assumptions we consider to be reasonable. However, we cannot predict our future operating results. Any representation, guarantee, or warranty should not be inferred from those forward-looking statements.

The assumptions we used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty in economic, legislative, industry, and other circumstances. As a result, judgment must be exercised in the identification and interpretation of data and other information and in their use in developing and selecting assumptions from and among reasonable alternatives. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results. Accordingly we express no opinion on the achievability of those forward-looking statements. We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate. We assume no obligation to update any such forward-looking statements.

Oasis Online Technologies Corp. was incorporated under the laws of the state of Minnesota in 1980 as Implant Technologies, Inc. To better reflect the Company’s current goals the Company’s name was changed to Oasis Online Technology Corp on September 19th, 2007. Management’s plan of operations is to seek a business combination with an operating company or companies that create and/or market software and products that make the Internet more secure and convenient. Management is actively researching companies whose products deliver leading edge security with the ability to perform online transactions in significantly less time, with fewer user inputs.

On September 27, 2007 the Company entered into a non-binding letter of intent to acquire TranSend International, Inc. a company that appears to fit the Company’s goals. Due diligence and audit of TranSend International, Inc. is currently ongoing. It is still the Company’s intent to acquire TranSend International, Inc. assuming that the due diligence and audit is completed to its satisfaction and definitive agreements can be reached, however, there are no guarantees that this can in fact be accomplished.

If the Company can not close the TranSend International, Inc. acquisition and no other suitable candidate can be found that meets the Company’s goals, management is not opposed to looking at other opportunities and or business combinations to provide value for the Company’s shareholder.

The Company generated no revenues during the quarter ended September 30, 2007, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has little capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

In order to fund this shortfall in operating capital the Company’s largest shareholder, Big Eye Capital, Inc. has agreed to provide up to $100,000 in capital in exchange for equity. Under that Capital Base Funding Agreement executed on August 9, 2007, Big Eye Capital would provide capital in exchange for newly issued common shares of the company at a share price of $1.00 per share or market value whichever is greater. During the period covered under this filing Big Eye Capital has provided $39,761 in exchange for 39,761 shares of the Company’s common stock.

At September 30, 2007, the Company had no material commitments for capital expenditures.

ITEM 3 CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 22nd, 2007 the Company and Argyll Equities, LLC (Argyll) entered into and closed a stock purchase agreement (‘Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company acquired 99,000 freely trading registered shares of Immunosyn Corporation, a Delaware corporation, from Argyll in consideration for 990,000 newly issued shares of the Company’s common stock (the “Exchange Shares”).

The Exchange Shares shall have piggyback registration rights to the extent the Company shall prepare and file with the SEC a registration statement related to an offering for its own account or the account of others under the Securities Act of 1933, as amended, of any of its equity securities.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification by Chief Executive Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act,promulgated under the Securities and Exchange Act of 1934, as amended.

Exhibit 31.2	Certification by Chief Financial Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act,promulgated under the Securities and Exchange Act of 1934, as amended.

Exhibit 32.1	Certification by Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification by Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OASIS ONLINE TECHNOLOGIES CORP.

Date: November 19, 2007	By: /s/ Erik Cooper
Erik Cooper
Chief Executive Officer and President (Principal Executive Officer)

Date: November 19, 2007	By: /s/ John Venette
John Venette
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)