Form 10QSB
period 2007-12-31
Oasis Online Technologies Corp
filed 2008-02-14
CIK 703339

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

Commission File Number: 000-17064

Oasis Online Technologies  Corp.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-1430130
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4710 E Falcon Drive Suite 213 Mesa, Arizona 85215
(Address of principal executive offices including zip code)

(480) 634-5840
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

Yes  X  No ___

As of January 29, 2008, the Registrant had 13,470,854 shares of common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__ No X

OASIS ONLINE TECHNOLOGIES CORP.

FORM 10-QSB

For the Quarterly Period Ended December 31, 2007

2

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2007 (unaudited)	June 30, 2007 (See Note 1)
ASSETS

Current Assets
Cash	$20,644	$-
Marketable equity securities	246,325
Stock subscriptions receivable	-	2,000
Total Current Assets	266,969	2,000

Fixed Assets
Furniture and Equipment	1,646	-
Leasehold improvements	1,318	-
Total Fixed Assets	2,964	-

Other Assets
Security Deposits	775	-
Total Assets	$270,708	$2,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$11,978	$-
Checks written in excess of cash balance	-	5,293
Accounts payable-related party	-	873
Total Current Liabilities	11,978	6,166

Total Liabilities	11,978	6,166

Stockholders' Equity (Deficit):
Common Stock, $.01 par value,
100,000,000 shares authorized
13,470,854 and 12,429,808 shares
issued and outstanding respectively	134,708	124,298
Additional paid-in capital	4,222,292	3,434,990
Accumulated (deficit)	(3,539,288)	(3,539,288)
Accumulated (deficit) during
development stage	(179,057)	(24,166)
Accumulated other comprehensive (loss)	(379,925)	-

Total Stockholders' Equity (Deficit)	258,730	(4,166)
Total Liabilities and Stockholders' Equity
(Deficit)	$270,708	$2,000

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31, 2007	December 31, 2006

Revenues	$-	$-

Expenses:
Accounting fees	1,000	10,000
Legal fees	20,000	774
Press release & edgar fees	2,859	2,253
Transfer agent fees	1,882	961
Travel fees	4,798	-
Officer consulting fees	14,000	-
Rent expense	1,717	-
Other	1,270	85
Total Expenses	47,526	14,073
Net Ordinary (Loss)	$(47,526)	(14,073)
Other Income
Gain/(Loss)
Realized loss - available
For sale securities	(60,602)	-
Total Other Income	(60,602)	-
Net (Loss)	(108,128)	(14,073)

Per Share	$(0.01)	$ Nil
Weighted Average Number of Shares Outstanding	13,416,615	5,230,792

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period from April 26, 2006 (date of Commencement of development stage)
	Six Month Ended		through
	December 31, 2007	December 31, 2006	December 31, 2007

Revenues	$-	$-	$-

Expenses:
Accounting fees	11,000	10,000	22,700
Legal fees	45,543	2,704	51,688
Press release & edgar fees	4,132	2,253	4,894
Transfer agent fees	6,604	1,842	10,130
Travel fees	9,108	-	9,109
Officer consulting fees	14,000	-	14,000
Rent expense	1,717	-	1,717
Other	2,185	85	4,217
Total Expense	94,289	16,887	118,455
Net Ordinary (Loss)	$(94,289)	(16,887)	(118,455)

Other Income
Gain/(Loss)
Realized loss - available
For sale securities	(60,602)	-	(60,602)
Total Other Income	(60,602)	-	(60,602)
Net (Loss)	(154,891)	(16,887)	(179,057)

Per Share	$(0.01)	$ Nil	$(0.02)
Weighted Average Number of Shares Outstanding	12,923,212	3,828,425	9,236,280
The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from April 26, 2006 (date of Commencement Of development stage)
	Six Months Ended		through
	December 31, 2007	December 31, 2006	December 31, 2007

Cash Flows from Operating Activities:
Net (loss)	$(154,891)	$(16,887)	$(179,057)
Adjustments to reconcile net loss
To net cash used in operating activities:
Increase in accounts payable	11,979	16,842	11,979
Decrease in Subscription Receivable	2,000	-	-
(Decrease) in checks written in
excess of cash balance	(5,293)	-	-
(Decrease) in accounts payable
Related party	(873)	-	-
Loss on sale of available
For sale securities	60,602	-	60,602

Net Cash (Used in) Operating
Activities	(86,476)	(45)	(106,476)

Cash Flows from Investing Activities
Furniture and equipment	(1,646)	-	(1,646)
Leasehold improvement	(1,318)	-	(1,318)
Security Deposits	(775)	-	(775)
Cash received from sale of
Available for sale securities	55,648	-	55,648
Net Cash (Used in) Investing activities	51,909	-	51,909

Cash Flows from Financing Activities
Issuance of Common Stock for Cash	51,045	20,000	71,045
Subscription receivable	-	(10,000)	-
Additional paid in capital	4,166	-	4,166

Net Cash Provided by Financing
Activities	55,211	10,000	75,211
Increase (decrease) in Cash	20,644	9,955	20,644
Cash, Beginning of Period	-	-	-
Cash, End of Period	$20,644	$9,955	$20,644
Interest Paid	$-	$-	-
Income Taxes Paid	$-	$-	-

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 (Unaudited)
(1) Unaudited Financial Statements

The balance sheet as of December 31, 2007, the statements of operations and the statements of cash flows for the three month periods ended December 31, 2007 and 2006, have been prepared by Oasis Online Technologies, Corp. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2007 and for all periods presented, have been made.

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

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements and the success of its future operations. However, the Company has sustained losses from operations which raise substantial doubt about its ability to continue as a going concern.

Management has opted to resume the filing of Securities and Exchange Commission (“SEC”) reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

(3) Name Change and Reverse Stock Split

On September 19, 2007, the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Minnesota to (i) change its name from Implant Technologies, Inc. to Oasis Online Technologies Corp and (ii) give notice of an eight-for-one reverse stock split of the Company’s common shares.

Upon effectiveness of the eight-for-one reverse stock split, all issued and outstanding shares, as of the effective date, were reduced from 99,438,464 prior to the reverse split to 12,429,808 following the reverse stock split. No fractional shares were issued. In lieu of issuing fractional shares, the Company will issue to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split an additional full share of its Common Stock. The number of authorized shares of common stock of the Company was reduced by the same eight for one ratio as the issued and outstanding shares of common stock.   The name change became effective and the Company began using the new name on September 19th, 2007. The reverse split became effective on September 26, 2007.  All references in the accompanying financial statements to the number of common shares and per share amounts have been

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 (Unaudited)

(4) Investments

Available for Sale Securities. When a decline in the value of a specific investment is considered to be “other than temporary,” a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are “other than temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:

•	The extent to which fair value is less than cost basis,
•	Historical operating, balance sheet and cash flow data contained in issuer SEC filings and news releases,
•	Near-term prospects for improvement in the issuer and/or its industry,
•	Third party research and communications with industry specialists,
•	Financial models and forecasts,
•	Discussions with issuer management, and
•	Ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Based on its analysis of the factors enumerated above, management believes (i) the Company will recover its cost basis in the securities with unrealized losses and (ii) that the Company has the ability and intent to hold the securities until they recover in value. Although the Company has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should the Company’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on the Company’s liquidity.

At December 31, 2007, the Company had available for sale security investments in the following companies:

Name	Exchange
Immunosyn (IMYN)	OTCBB

Total Recorded Cost	Total Market Value December 31, 2007	Total Unrealized Depreciation
$626,250	$246,325	$379,925

The company received proceeds of $55,648 from the sale of marketable securities and recorded gross realized losses on those sales of $60,602 during the period ended December 31, 2007.

11,195 shares of common stock for the $11,195 of funding provided by Big Eye to the Company during the quarterly period ended December 31, 2007. Big Eye Capital, Inc. provided a total of $51,046 of funding during the six months ended December 31, 2007 and was issued 51,046 shares of common stock accordingly.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 (Unaudited)

(5) Related Party Transactions

On August 9, 2007, the Company entered into a Capital Base Funding  Agreement with its largest single shareholder,  Big Eye Capital,  Inc. ("Big Eye") whereby Big Eye will make available to the Company up to one hundred  thousand  dollars  ($100,000) in working capital in exchange for newly  issued  common  stock of the  Company.  The amount of common stock of the Company to be issued to Big Eye will be based on the greater of the previous day's closing market price or $1.00 per share. The Company will give Big Eye ten days advance notice prior to requesting funds (when possible) so that not all funds will be advanced at any one time.  The funds are to be used for general working capital which will include, but not be limited to, the hiring and retention of auditors and attorneys to comply with all regulatory requirements as well as any due diligence expenses occurring in regards to any potential acquisitions, of which there is no guarantee any will materialize. The funds are not earmarked for salaries or other general expenses. The agreement expired on December 31, 2007.

In connection with the Capital Base Funding Agreement, on December 31, 2007 the Company issued to Big Eye Capital, Inc.

(6) Agreements

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

On October 4th, 2007 the Company and Argyll Equities, LLC (Argyll) entered into and closed a stock purchase agreement (‘Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company acquired 99,000 freely trading registered shares of Immunosyn Corporation, a Delaware corporation, from Argyll in consideration for 990,000 newly issued shares of the Company’s common stock (the “Exchange Shares”).

On November 1st, 2007 the Company entered into a 3 year agreement with 32 Falcon, LLC (“Landlord”) to lease 620 square feet of office space located at 4710 E. Falcon Drive Suite 213 Mesa, Arizona 85215 (“the premises”), which is adjacent to TranSend International, Inc. Prior to the execution of the lease agreement the Landlord had allowed the Company access to the premises to begin tenant improvements. The Company moved into the premises following the completion of the tenant improvements.  Rent for the first 12 months shall be $817 per month which includes city tax and a parking fee. The remaining 24 months rent shall be $881 per month including tax and parking.  The Lease agreement includes a $775 security deposit.

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

Oasis Online Technologies Corp. (“Oasis”) of “the Company”) was incorporated under the laws of the state of Minnesota in 1980 as Implant Technologies, Inc. To better reflect the Company’s current goals the Company’s name was changed to Oasis Online Technologies Corp on September 19th, 2007.

Management’s plan of operations is to seek a business combination with an operating company or companies that create and/or market software and products that make the Internet more secure and more convenient. Management is actively researching companies that create and/or market software and products that make the Internet more secure and convenient. Management believes that as online identity theft continues to climb, banks and internet retailers are struggling to find solutions that protect their customers from criminals who prey upon online users. Personal financial information and internet account details are at risk from e-criminals who deploy an array of methods to exploit banks, merchants, and consumers. One of the challenges of preventing online theft is the inconvenience of additional measures such as multiple passwords, credit card security codes, and unnecessary customer service calls. By being able to address these concerns the management of Oasis believes that it can create shareholder value and is therefore actively researching companies whose products deliver leading edge security with the ability to perform online transactions in significantly less time, with fewer user inputs. This means less theft, more transactions, and faster execution for consumers, banks, and retailers.

In connection with Management’s plan of operation on October 2, 2007 the Company entered into a non-binding letter of intent to acquire TranSend International, Inc. a company that fits with the Company’s objectives. Due diligence and audit of TranSend International, Inc. is currently ongoing. It is the Company’s intent to acquire TranSend International, Inc. and in anticipation of closing this transaction Oasis Online Technologies, Corp. has leased offices adjacent to and connected to TranSend International, Inc.

There are no guarantees that TranSend will obtain audited financial statements or that this transaction will be completed. If the Company is unable to close the TranSend International, Inc. acquisition and no other suitable candidate can be found that meets the Company’s goals, management is not opposed to looking at other opportunities and or business combinations to provide value for the Company’s shareholders.

In order to fund our ongoing capital requirements, the Company entered into and closed a stock purchase agreement with Argyll Equities, LLC (Argyll). Pursuant to the terms of the agreement the Company acquired 99,000 freely trading registered common shares of Immunosyn Corporation, (OTCBB: IMYN), from Argyll. Oasis Online Technologies  Corp. issued 990,000 shares of the Company’s common stock. Completing this agreement should provide the Company with the capital it will need to execute its current plans.

The Company generated no revenues during the quarter ended December 31, 2007, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At December 31, 2007 the Company had no material commitments for capital expenditures.

1

ITEM 3 CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

2

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 31, 2007 the Company issued to Big Eye Capital, Inc. 11,195 shares of common stock of the Company for the $11,195 of funding provided by Big Eye to the Company during the quarterly period ended December 31, 2007 pursuant to the terms of a Capital Base Funding Agreement, dated August 10, 2007.  The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

3

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OASIS ONLINE TECHNOLOGIES CORP.

Date: February 14, 2008	By:	/s/ Erik Cooper
Erik Cooper
Chief Executive Officer and President (Principal Executive Officer)

Date: February 14, 2008	By:	/s/ John Venette
John Venette
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

4