Form 10QSB
period 2008-03-31
Oasis Online Technologies Corp
filed 2008-05-14
CIK 703339

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission File Number: 000-17064

Oasis Online Technologies  Corp

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

Yes X No ___

As of May 13, 2008, the Registrant had 13,470,854 shares of common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__ No X

OASIS ONLINE TECHNOLOGIES CORP.

FORM 10-QSB

For the Quarterly Period Ended March 31, 2008

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	March 31, 2008	June 30, 2007
	(Unaudited)	(See Note 1)
Current Assets
Cash	$8,293	$-
Marketable equity securities	242,525
Stock subscriptions receivable	-	2,000

Total Current Assets	250,818	2,000

Fixed Assets
Furniture and equipment, net of depreciation	5,154	-
Leasehold improvements	1,318	-

Total Fixed Assets	6,472	-

Other Assets
Security deposits	775	-

Total Assets	$258,065	$2,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$12,188	$-
Checks written in excess of cash balance	-	5,293
Accounts payable-related party	-	873

Total Current Liabilities	12,188	6,166

Total Liabilities	12,188	6,166

Stockholders' Equity (Deficit):
Common Stock, $.01 par value,
100,000,000 shares authorized
13,470,854 and 12,429,808 shares
issued and outstanding respectively	134,708	124,298
Additional paid-in capital	4,223,489	3,434,990
Accumulated (deficit)	(3,539,288)	(3,539,288)
Accumulated (deficit) during
development stage	(406,807)	(24,166)
Accumulated other comprehensive (loss)	(166,225)	-

Total Stockholders' Equity (Deficit)	245,877	(4,166)

Total Liabilities and Stockholders' Equity
(Deficit)	$258,065	$2,000

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                ,

	Three Months Ended
	March 31,	March 31,
	2008	2007

Revenues	$-	$-

Expenses:
Accounting fees	1,000	1,700
Legal fees	10,000	560
Press release & edgar fees	458	290
Transfer agent fees	1,439	908
Travel fees	626	-
Consulting fees	5,300	-
Rent expense	2,452	-
Investor relation fees	1,080	-
Office supplies	2,975	-
Compensation fees	69,270	-
Other	2,139	9

Total Expenses	96,739	3,467

Net Ordinary (Loss)	$(96,739)	(3,467)

Other Income
Gain/(Loss)
Realized loss - sale of
marketable securities	(131,011)	-

Total Other Income	(131,011)	-

Net (Loss)	$(227,750)	$(3,467)

Per Share	$(0.02)	$ Nil

Weighted Average Number
of Shares Outstanding	13,470,854	12,426,058

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		For the Period from April 26, 2006 (date of Commencement of development stage) through
	March 31,	March 31,	March 31,
	2008	2007	2008

Revenues	$-	$-	$-

Expenses:
Accounting fees	12,000	11,700	23,700
Legal fees	55,000	3,264	61,688
Press release & edgar fees	4,590	612	5,352
Transfer agent fees	8,043	2,753	11,569
Other professional fees	1,591	-	1,591
Compensation fees	69,269	-	69,269
Travel fees	9,735	-	9,735
Consulting fees	19,300	-	19,300
Rent expense	4,169	-	4,169
Other	7,332	2,025	8,821

Total Expenses	191,029	20,354	215,194

Net Ordinary (Loss)	$(191,029)	(20,354)	(215,194)

Other Income
Gain/(Loss)
Realized loss – sale of
marketable securities	(191,613)	-	(191,613)

Total Other Income	(191,613)	-	(191,613)

Net (Loss)	$(382,642)	$(20,354)	$(406,807)

Per Share	$(0.03)	$ Nil	$(0.04)

Weighted Average Number
of Shares Outstanding	13,104,432	7,316,569	9,782,870

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended			For the Period from April 26, 2006 (date of Commencement Of development Stage) through
	March 31,		March 31,	March 31,
	2008		2007	2008

Cash Flows from Operating Activities:
Net (loss)	$(381,642	) $	(20,354)	$(406,807)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation	231		-	231
Increase in accounts payable	12,188		8,012	12,188
Decrease in Subscription Receivable	2,000		-	-
(Decrease) in checks written in
excess of cash balance	(5,293)		-	-
(Decrease) in accounts payable
Related party	(873)		-	-
Loss on sale of marketable securities	191,613		-	191,613

Net Cash (Used in) Operating
Activities	(182,776)		(12,342)	(202,775)

Cash Flows from Investing Activities
Furniture and equipment	(5,385)		-	(5,385)
Leasehold improvement	(1,318)		-	(1,318)
Security Deposits	(775)		-	(775)
Cash received from sale of
Available for sale securities	142,137		-	142,137

Net Cash Provided by Investing
Activities	134,659		-	134,659

Cash Flows from Financing Activities
Issuance of Common Stock for Cash	51,045		20,000	71,045
Subscription receivable	-		(7,000)	-
Additional paid in capital	5,363		-	4,166

Net Cash Provided by Financing
Activities	56,408		13,000	76,408

Increase (decrease) in Cash	8,293		658	8,293

Cash, Beginning of Period	-		-	-

Cash, End of Period	$8,293		$658	$8,293

Interest Paid	$-		$-	-

Income Taxes Paid	$-		$-	-

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
  March 31, 2008 (Unaudited)
(1) Unaudited Financial Statements

The balance sheet as of March 31, 2008, the statements of operations and the statements of cash flows for the three month periods ended March 31, 2008 and 2007, have been prepared by Oasis Online Technologies, Corp. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2008 and for all periods presented, have been made.

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
  March 31, 2008 (Unaudited)

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

At March 31, 2008, the Company had available for sale security investments in the following companies:

Name		Exchange
Immunosyn (IMYN)		OTCBB
	Total	Total
Total	Market Value	Unrealized
Recorded Cost	March 31, 2008	Depreciation
$408,750	$242,525	$166,225

The company received proceeds of $134,659 from the sale of marketable securities and recorded gross realized losses on those sales of $191,613 during the period ended March 31, 2008.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
  March 31, 2008 (Unaudited)

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

In connection with the Capital Base Funding Agreement which ended on December 31, 2007, Big Eye Capital, Inc. provided a total of $51,046 of funding to the Company resulting in Big Eye Capital, Inc. being issued 51,046 shares of the Company’s common stock accordingly.

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

(6) Subsequent events

On April 23, 2008, the Company entered into a Line of Credit Funding Agreement with TranSend International, Inc. (“TranSend”) whereby the Company will make available to TranSend up to one hundred thousand dollars ($100,000) in an available Line of Credit to be used for the working capital needs of TranSend. The Line of Credit is uncollateralized, and bears interest at an annual rate of ten percent on the outstanding monthly balance.

TranSend will give the Company ten days advance notice prior to requesting funds (when possible) so that not all funds will be advanced at any one time. The funds are to be used for general working capital which will include, but not be limited to, the hiring and retention of auditors and attorneys. The agreement expires and the outstanding balance and interest is due on December 31, 2008.

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

Oasis Online Technologies Corp. (“Oasis” or the “Company”) was incorporated under the laws of the state of Minnesota in 1980 as Implant Technologies, Inc. To better reflect the Company’s current goals the Company’s name was changed to Oasis Online Technologies Corp on September 19th, 2007.

Management’s plan of operations is to seek a business combination with an operating company or companies that create and/or market software and provide products and services that utilize portable and secure means of storing and accessing personal information. With the current growth of portable storage devices such as chip-enabled smart cards and USB devices for use in online banking and secure credit card transactions, management believes there is a strong need for value-added software applications to realize the full potential and consumer acceptance of these devices.

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

Oasis is providing TranSend with short-term capital to provide for operating expenses while due-diligence is being completed in anticipation of closing the acquisition. Oasis anticipates the capital provided to TranSend during the due diligence phase not to exceed one hundred thousand dollars  ($100,000).

We will need to obtain additional capital in order to expand operations. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

The Company generated no revenues during the quarter ended March 31, 2008, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

1

ITEM 3 CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None.

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

OASIS ONLINE TECHNOLOGIES CORP.

Date: May 13, 2008	By /s/ Erik Cooper .
Erik Cooper
Chief Executive Officer and President (Principal Executive Officer)

Date: May 13, 2008	By /s/ John Venette .
John Venette
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

4