Form 10-K
period 2008-06-30
Oasis Online Technologies Corp
filed 2008-10-14
CIK 703339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended - June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number: 000-17064

Oasis Online Technologies Corp
(Name of Issuer in its charter)

Minnesota	41-1430130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4710 E Falcon Drive Unit 213
Mesa, AZ 85215
(Address of principal executive offices)

Issuer's telephone number: 480-634-5840

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.01 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act. Yes ☐ No ☒

Indicate with check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "accelerated filer", "large accelerated filer", "non-accelerated filer", and "small reporting company" in rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐.

The issuer's revenues for fiscal year end June 30, 2008 were $0.

As of June 30, 2008 the aggregated market value of the registrant's common stock held by non-affiliates of the issuer was: $398,085

The number of shares outstanding of the issuer's common stock, $0.01 par value, was 13,471,208 as of June 30, 2008.

Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☒

PART I	CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements and information relating to Oasis Online Technologies Corp, ("the Company"). The Company intends to identify forward-looking statements in this prospectus by using words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," "estimates," "predicts," "potential," "continue," or similar terminology. These statements are based on the Company's beliefs as well as assumptions the Company made using information currently available to us. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect the Company's current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements.

1.	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
2.	Our ability to generate customer demand for our services;
3.	The intensity of competition; and
4.	General economic conditions.

All written and oral forward-looking statements made in connection with this registration statement that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Item 1	Business

Oasis Online Technologies Corp's planned business will be the marketing of key core technologies and products that are easily adaptable for multiple market segments which require secure storage and convenient mobile, portable, and/or online use of data. The Company's planned products and features will be designed and marketed to protect against or prevent real world problems such as transaction fraud, identity theft, online theft, expense account fraud, abducted children and HIPPA violations while making the online experience easier and faster.

Management intends to acquire core technology platforms through acquisitions, licensing agreements, joint ventures and/or by internally guided development. This core technology should encrypt critical information and be able to move this information on and off of smart-chip enabled mediums such as smart-cards, USB tokens, and cellular telephones. The information must be compressed to allow for the minimum storage capabilities of these devices. These core technologies, being platform based, will allow them to be readily adapted or combined with other feature-rich software applications or products to appeal to different market segments.

Under Management's current plans the Company will form four (4) wholly-owned subsidiaries whereby each subsidiary can leverage the Core Technology(s) that Oasis will acquire, to focus its sales efforts exclusively on only one of the four distinct market segments that have initially been identified. This will allow each subsidiary to build distinctly different marketing and sales strategies tailored exclusively to their segments. As the success of this strategy may be demonstrated, and resources become available, the Company may form additional subsidiaries to take advantage of other opportunities and markets. The initial market segments to be targeted are; 1) Financial Institutions, 2) Online Consumers, 3) Medical Provider Networks, and 4) Families with young children.

1) Financial Institutions:

The Opportunity:
Online fraud is a major issue plaguing Financial Institutions worldwide. Management believes that there is a balance between an Institution's ability to implement new security measures and the amount of inconvenience for the consumer each new measure creates. Management has identified the opportunity to provide a product which blends the security that Financial Institutions and consumers desire, with the convenience that consumers demand.

The Solution/Our Products:
Our Core Technology will be adapted to provide an electronic purse application that can automatically store multiple user names and passwords, credit card information, billing and shipping details, as well as have two factor authentication ability and delivered on a smart-chip branded credit/debit card issued by financial institutions.. The application must be open ended so that it will defeat the phishing, debit fraud and other fraud attacks currently plaguing the industry. It must also be easily modifiable to stay current in defeating the next waves of future attacks.

Marketing Plan:
Management intends to market this product through strategic relationships and future case studies with the major card associations such as Visa, MasterCard, and American Express, as well as directly to their member institutions. Management believes this product can also be effectively marketed to Financial Institutions by developing key partnerships with smart-card providers, card-reader manufacturers, cellular service providers, as well as with a traditional sales force. With Worldwide financial institutions desperate to cut expenses and increase revenue, we believe our product can be shown to not only decrease expenses by reducing credit card fraud but also to increase sales through more online fee revenue generated through the Online purchases.

2) Online Consumers:

The Opportunity:
Many consumers are reluctant to shop online because of real and/or perceived threats that are prevalent within the internet marketplace such as phishing attacks, identity theft, and key logging. With the current difficult economic environment, coupled with high fuel prices, many consumers could greatly benefit from shopping for goods and services online, if provided with a safe, secure and convenient means to do so. Management also believes that consumers are further frustrated that all current security measures require them to have multiple passwords and security codes that can be difficult to remember, and which can expose them to more risk by using a common username and password across different internet accounts. Therefore, an opportunity exists to capture some of this market by being able to prevent or protect Online Consumers from Identity Theft and Online Fraud with a product that helps protect the consumer, and makes it faster and easier for the Consumer to purchase goods and services online.

The Solution/Our Products:
Our Planned Core Technology will be adapted and delivered on either a USB storage device, or on a cellular phone "SIM" card (smart card used in cell phones). The application will operate as an electronic purse, and will have the ability to securely store, in an encrypted environment, the customer's data such as credit card information, shipping and billing details, and multiple usernames and passwords. This technology would store the consumer's encrypted data on portable devices, and not directly on the consumer's personal computer, It will allow the user to store other encrypted files and pictures accessible only by their password, and will not leave a "footprint" on the computer after a purchase or information exchange has been completed, adding a significant level of security and convenience to the online shopping experience.

Marketing Plan:
Oasis intends to begin marketing these applications through internet-direct marketing, outbound telemarketing, conventional advertising methods, and through strategic partnerships. Eventually, the Company will build its own free, general purpose search-based website to attract users who would then be presented an opportunity to purchase the Company's products. Management believes a free, search-based website can attract a large volume of potential customers, and can increase our product exposure to individual consumers through repeated use of the website's search capabilities.

3) Medical Provider Groups:

The Opportunity:
Insurance and medical providers face many challenges in regards to tracking and transporting individual medical records, and the large volume of documentation associated with these medical records. Further, recent Federal guidelines ("HIPPA") require a very high level of care with regards to patient files. This can sometimes hamper patient care because specialists who are referred often times can not readily access a patient's medical records in a timely fashion in order to know the patient's full medical history. In addition, since patients also do not have access to their own medical files, it can sometimes be difficult for them to get a second medical opinion. Also, patients and Medical Providers are frequently unaware of the status of patients' insurance policies, which can result in additional work to re-file claims or can result in patients having to pay on claims that may have otherwise been covered had they been able to follow the correct insurance protocols. Therefore, management believes an opportunity exists to help solve these problems, by safely storing, organizing and delivering patient information in order to simplify patient care reimbursement and record-keeping compliance.

The Solution/Our Products:
Our Planned Core Technology will be adapted to secure, store, organize, maintain and deliver critical medical information and associated documents, such as insurance information, x-rays, prescription histories, etc., as well as payment and credit card information. With advanced compression technology, this data can be securely stored on a chip-enabled smart card, allowing for a central storage point which can be readily accessed via computer and card reader. These solutions can be delivered in a closed-loop environment, as many practitioners utilize the services of particular insurance companies and benefit groups.

Marketing Plan:
Management intends to market these applications with a traditional sales force directly to insurance providers, benefit groups, individual medical providers, and card-reader manufacturers, as well as presenting this technology at medical-related trade shows.

4) Families with Young Children:

The Opportunity:
According to The United States Department of Justice an average of 2,185 children are reported missing each day. Statistics show that the first three hours are the most crucial in order to safely recover an abducted child. These statistics state that 76 percent of abducted children who are murdered, are attacked within the first three hours of the abduction. Therefore, Parents need a means of presenting missing child information as quickly and as accurately as possible to law enforcement authorities during this critical time period.

The Solution/Our Products:
Management intends to modify the Core Technology and create a smart-card based application which will store children's information, including a high-quality photograph directly on a chip-enabled smart card, allowing parents to carry the most up-to-date information about their children with them, in their wallet at all times. The technology would further allow parents to update the smart-card from their home or office computer with ease. Should a child be abducted or go missing, the parents will be able to present the card to the nearest law enforcement authority, allowing the critical data to be retrieved within seconds.

Marketing Plan:
Oasis intends to market this application through each State's Amber Alert Organization, public school administrators, advertising billboards, internet marketing, and strategic alliances with national and local law-enforcement agencies.

Funding these Proposed Plan:
To initially fund these initiatives, the Company intends to raise up to $1.2 million dollars from a limited number of accredited investors in exchange for an amount of shares of the Company's common stock. In addition to funding management's proposed plans proceeds will also be used to fund general working capital including funding research and development efforts and pursuing and/or collaborating with other strategic entities who have an interest in our products, technologies, product marketing or for any other venture that management deems appropriate and which is in the best interest of our shareholders.

Note: Please see the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS and ACQUISITION OF OPPORTUNITIES AND BUSINESS CONCERNS for some but not all of the risk factors that may be associated with the Company's plans.

Company History

Oasis Online Technologies Corp, (the "registrant" or "Company") was incorporated under the laws of the state of Minnesota in 1980. The Company was formed for the purpose of developing and marketing medical products.

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

On November 17, 2006 the company held a shareholder meeting to amend the Articles of Incorporation and to increase the authorized common stock of the Company to eight hundred million (800,000,000) pre-reverse split shares and to elect Michael Friess, Sanford Schwartz and John Venette to serve on the Company's Board of Directors.

On December 4, 2006, the Company issued 80,000,000 pre reverse-split shares of its common stock to two individuals, (Sanford Schwartz and Michael Friess), for $10,000 cash payment and a $10,000 note payable to the Company, which was collected in full.

Pursuant to a Stock Purchase Agreement, effective July 10, 2007, two of the Company's directors sold 80,000,000 pre reverse-split shares (approximately 80.48% of the total issued and outstanding shares) of the Company's common stock to Big Eye Capital, Inc., resulting in a change in control of the Company.

On July 10, 2007 in connection with that Stock Purchase Agreement with Big Eye Capital Corporation the Company received a letter of resignation from Michael Friess resigning as an officer and Director of the Company and a letter of resignation from Sanford Schwartz resigning as a Director of the Company both effective immediately. At the same time the board then named Erik J. Cooper as the Chairman, President and CEO, also effective immediately, while John H. Venette remained as a director as well as Chief Financial Officer, Treasurer and Secretary.

On September 19, 2007, the Company filed a certificate of amendment to the Company's Articles of Incorporation with the Secretary of State of the State of Minnesota to (i) change its name from Implant Technologies, Inc. to Oasis Online Technologies Corp and (ii) give notice of an eight-for-one reverse stock split of the Company's common shares.

Upon effectiveness of the eight-for-one reverse stock split, all issued and outstanding shares, as of the effective date, were reduced from 99,438,464 prior to the reverse split to 12,430,162 following the reverse stock split. No fractional shares were issued. In lieu of issuing fractional shares, the Company issued to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split an additional full share of its Common Stock. The number of authorized shares of common stock of the Company was reduced by the same eight for one ratio so that the authorized common stock of the Company is one hundred million (100,000,000) shares. The name change became effective and the Company began using the new name on September 19th, 2007. The reverse split became effective on September 26, 2007. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively adjusted to reflect the reverse stock split.

On October 22, 2007, in a share exchange agreement the Company issued 990,000 post split shares of its common stock in exchange for 99,000 freely trading registered shares of Immunosyn Corporation, a Delaware corporation, from Argyll Equities, LLC.

Since April 1991, the Company has not engaged in any operations and has been dormant. As such, the Company may presently be defined as a "shell" company, whose purpose at this time is to locate and consummate a merger or acquisition with a private entity or to raise sufficient capital to commence operations.

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

Should management be able to execute it's proposed initiatives the Company may be able to exit from "blank check" status. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any public offering of the Company's securities; either debt or equity, until such time as the Company has successfully implemented its business plan described herein.

ACQUISITION OF OPPORTUNITIES AND BUSINESS CONCERNS

Management believes that funding the initiatives mentioned above will be easier with a broader range of products and services for which the Company will create separate subsidiaries while leveraging the core technology (if and when acquired) across those subsidiaries. Management will work on attracting personnel to fill key positions within each subsidiary, and may use the issuance of the Company's common stock as some, part or all of their compensation.

The actual closing of the sale(s) of common stock may occur in multiple tranches at prices negotiated by the Company and the Investors. Management anticipates that pricing for the initial rounds of funding will be on a tiered format that allows later money to be priced higher, as results may be achieved by the Company, to minimize the dilution of the common stock while attempting to maximize the amount of funding obtained. Management hopes to be able to accomplish the tiered funding according to the following price structure: The first round will be priced at $0.10 per share or 80% of the current market price, whichever is greater.

The second round will be priced at $0.20 per share or 80% of the current market price, whichever is greater. The third round of funding will be priced at $0.30 per share or 80% of the current market price, whichever is greater. Management will attempt to add additional rounds, or tranches at higher prices, if possible, and as needed.

It is expected that the initial closing will occur after receipt by the Company of subscriptions for not less than $100,000 and that subsequent closings will occur after receipt of subscriptions in not less than $200,000 increments. There are however, no guarantees that management will be able to maintain this pricing structure, reach it's funding goal of $1.2 million dollars, or be able to raise any capital at all.

In implementing a structure for a particular business or technology acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. The Company's management may as part of the terms of the acquisition transaction sign agreements, issue common stock, or agree to wholly acquire other entities as part of the execution of the Company's plan, without the approval of the shareholders of the Company. Any and all such transactions will only be made in compliance with the securities laws of the United States and any applicable state laws.

Certain risks associated with the implementation of Management's plan include the following:

The Company may be unable to raise the funds needed to execute this plan.

The Company may not be able to implement the plan in a manner that will prove profitable for the Company.

Competitors may implement similar plans before the Company is able to gain significant market share.

Management may be unable to attract the necessary key personnel for each of the identified market segments.

It is anticipated that any securities issued in any such transaction would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

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

The Company does not intend to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction other than what is then currently publicly available.

OTHER DISCLOSURES

The Company's filings on Form 10-K, 10-Q, and 8-K and any amendments to those reports can be found on the Company's website www.oasisotc.com free of charge and as soon as practicable after the report is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on the Company's website is not incorporated by reference into this report.

COMPETITION

The Company will remain for some time to come, an insignificant participant among the firms which engage in the acquisition of business opportunities, as well as the business outlined herein. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and somewhat limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Item 2	DESCRIPTION OF PROPERTY.

The Company currently has no properties and at this time has no agreements to acquire any properties. The Company leases executive office space at 4710 E Falcon Drive Suite 213, Mesa, AZ 85215. Oasis has entered into a three year lease on this office space for $817.00 per month.
Item 3	LEGAL PROCEEDINGS.

The Company is presently not party to any legal proceedings.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since September 2007 under the symbol "OOLN" when the ticker symbol was changed to reflect the company name change. Prior to September 2007, our stock traded on the OTC Bulletin Board over-the-counter market since June 2007 under the symbol "IMLT". The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board over-the-counter market from July 1, 2007 under both ticker symbols. The source of these quotations are OTCBB.com quarterly market summary. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not reflect actual transactions.

Quarter Ending	High Bid	Low Bid

September 30, 2007	$0.30	$0.10

December 31, 2007	$0.50	$0.15

March 31, 2008	$0.50	$0.15

June 30, 2008	$0.20	$0.10

Shareholders of Record

As of June 30, 2008, there were 1,438 holders of record of our common stock, not including holders who hold their shares in street name.

Dividends

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. Our retained earnings deficit currently limits our ability to pay dividends.

The Company's common stock is traded on the Over the Counter Bulletin Board under the symbol "OOLN"; however there currently is a very limited Public Market for the common stock. As of June 30, 2008, 13,471,208 shares of common stock were outstanding. The Company's authorized capital stock consists of 100,000,000 shares of common stock with a par value of $0.01 per share. We do not have any preferred stock authorized.

Item 6	Selected Financial Data

	June 30, 2008	June 30, 2007
Revenues	$-	$-
Expenses	(360,017)	(24,166)
Net income	(788,251)	(24,166)
Assets	41,694	2,000
Liabilities	35,202	6,166
Equity	6,492	(4,166)

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

There are statements in this report that are not historical facts. These "forward-looking statements" can be identified by the use of terminology such as "believe", "hope", "may", "anticipate", "should", "intend", "plan", "will", "expect", "estimate", "project", "position", "strategy" and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire report carefully, especially the risks discussed under "Risk Factors". Although management believes that the assumptions underlying the forward-looking statements included in this report are reasonable, they do not guarantee our future performance and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represents estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of the risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as their dates. We do not undertake any obligation to update or revise any forward-looking statements.

Company Overview

The Company is considered a development stage company with few assets and/or capital and no material operations or income. Ongoing expenses, including the costs associated with the preparation and filing of this report, have been funded by advances from an affiliate stockholder and the Company's ability to complete an equity stock swap where Oasis received registered common stock in exchange for restricted Oasis common stock. These transactions are evidenced on the Company's financial statements as accounts payable-due to affiliate and available for sale securities.

The Company believes that while there is some doubt as to the Company's continuance as a going concern, its success is dependent upon its ability to meet its financing requirements and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity to the Company to continue as a going concern.

In the opinion of legal counsel there are no known outstanding judgments against the Company, nor any pending litigation.

Liquidity and Capital Resources

In August 2007 the Company entered into a funding agreement with its largest shareholder, Big Eye Capital, Inc. to provide up to $100,000 in capital in exchange for equity. Under that Capital Base Funding Agreement Big Eye Capital provided capital in exchange for newly issued common shares of the company at a share price of $1.00 per share. This funding agreement expired on December 31, 2007. Oasis received a total of $51,046 under this agreement and as a result issued 51,046 shares of common stock to Big Eye Capital, Inc.

In order to fund our ongoing capital requirements, the Company entered into and closed a stock purchase agreement with Argyll Equities, LLC (Argyll). Pursuant to the terms of the agreement the Company acquired 99,000 freely trading registered common shares of Immunosyn Corporation, (OTCBB: IMYN), from Argyll. Oasis Online Technologies Corp issued 990,000 shares of the Company's common stock. Completing this agreement should provide the Company with the capital it will need to execute its current plans.

It is anticipated that the Company will require only nominal capital to maintain its corporate viability. Additional necessary funds will most likely be provided by advances from affiliates and other Company stakeholders, although there is currently no agreement related to future funds and there is no assurance such funds will be available. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

However, to fund planned operations and to initially fund management's initiatives, the Company is intending to sell to a limited number of accredited investors an amount of shares of the Company's common stock in an effort to raise up to One Million Two Hundred Thousand Dollars ($1,200,000). The proceeds will be used to fund general working capital purposes including funding research and development efforts and pursuing and/or collaboration with other strategic entities who have interest in our products, technologies, product marketing or for any other venture that management deems appropriate and which is in the best interest of our shareholders.

Plan of Operation

Oasis Online Technologies Corp's planned business will be the marketing of key core technologies and products that are easily adaptable for multiple market segments which require secure storage and convenient mobile, portable, and/or online use of data. The Company's planned products and features will be designed and marketed to protect against or prevent real world problems such as transaction fraud, identity theft, online theft, expense account fraud, abducted children and HIPPA violations while making the online experience easier and faster.

Management intends to acquire core technology platforms through acquisitions, licensing agreements, joint ventures and/or by internally guided development. This core technology should encrypt critical information and be able to move this information on and off of smart-chip enabled mediums such as smart-cards, USB tokens, and cellular telephones. The information must be compressed to allow for the minimum storage capabilities of these devices. These core technologies, being platform based, will allow them to be readily adapted or combined with other feature-rich software applications or products to appeal to different market segments.

Under Management's current plans the Company will form four (4) wholly-owned subsidiaries whereby each subsidiary can leverage the Core Technology(s) that Oasis will acquire, to focus its sales efforts exclusively on only one of the four distinct market segments that have initially been identified. This will allow each subsidiary to build distinctly different marketing and sales strategies tailored exclusively to their segments. As the success of this strategy may be demonstrated, and resources become available, the Company may form additional subsidiaries to take advantage of other opportunities and markets. The initial market segments to be targeted are; 1) Financial Institutions, 2) Online Consumers, 3) Medical Provider Networks, and 4) Families with young children.

1) Financial Institutions:

The Opportunity:
Online fraud is a major issue plaguing Financial Institutions worldwide. Management believes that there is a balance between an Institution's ability to implement new security measures and the amount of inconvenience for the consumer each new measure creates. Management has identified the opportunity to provide a product which blends the security that Financial Institutions and consumers desire, with the convenience that consumers demand.

The Solution/Our Products:
Our Core Technology will be adapted to provide an electronic purse application that can automatically store multiple user names and passwords, credit card information, billing and shipping details, as well as have two factor authentication ability and delivered on a smart-chip branded credit/debit card issued by financial institutions.. The application must be open ended so that it will defeat the phishing, debit fraud and other fraud attacks currently plaguing the industry. It must also be easily modifiable to stay current in defeating the next waves of future attacks.

Marketing Plan:
Management intends to market this product through strategic relationships and future case studies with the major card associations such as Visa, MasterCard, and American Express, as well as directly to their member institutions. Management believes this product can also be effectively marketed to Financial Institutions by developing key partnerships with smart-card providers, card-reader manufacturers, cellular service providers, as well as with a traditional sales force. With Worldwide financial institutions desperate to cut expenses and increase revenue, we believe our product can be shown to not only decrease expenses by reducing credit card fraud but also to increase sales through more online fee revenue generated through the Online purchases.

2) Online Consumers:

The Opportunity:
Many consumers are reluctant to shop online because of real and/or perceived threats that are prevalent within the internet marketplace such as phishing attacks, identity theft, and key logging. With the current difficult economic environment, coupled with high fuel prices, many consumers could greatly benefit from shopping for goods and services online, if provided with a safe, secure and convenient means to do so. Management also believes that consumers are further frustrated that all current security measures require them to have multiple passwords and security codes that can be difficult to remember, and which can expose them to more risk by using a common username and password across different internet accounts. Therefore, an opportunity exists to capture some of this market by being able to prevent or protect Online Consumers from Identity Theft and Online Fraud with a product that helps protect the consumer, and makes it faster and easier for the Consumer to purchase goods and services online.

The Solution/Our Products:
Our Planned Core Technology will be adapted and delivered on either a USB storage device, or on a cellular phone "SIM" card (smart card used in cell phones). The application will operate as an electronic purse, and will have the ability to securely store, in an encrypted environment, the customer's data such as credit card information, shipping and billing details, and multiple usernames and passwords. This technology would store the consumer's encrypted data on portable devices, and not directly on the consumer's personal computer, It will allow the user to store other encrypted files and pictures accessible only by their password, and will not leave a "footprint" on the computer after a purchase or information exchange has been completed, adding a significant level of security and convenience to the online shopping experience.

Marketing Plan:
Oasis intends to begin marketing these applications through internet-direct marketing, outbound telemarketing, conventional advertising methods, and through strategic partnerships. Eventually, the Company will build its own free, general purpose search-based website to attract users who would then be presented an opportunity to purchase the Company's products. Management believes a free, search-based website can attract a large volume of potential customers, and can increase our product exposure to individual consumers through repeated use of the website's search capabilities.

3) Medical Provider Groups:

The Opportunity:
Insurance and medical providers face many challenges in regards to tracking and transporting individual medical records, and the large volume of documentation associated with these medical records. Further, recent Federal guidelines ("HIPPA") require a very high level of care with regards to patient files. This can sometimes hamper patient care because specialists who are referred often times can not readily access a patient's medical records in a timely fashion in order to know the patient's full medical history. In addition, since patients also do not have access to their own medical files, it can sometimes be difficult for them to get a second medical opinion. Also, patients and Medical Providers are frequently unaware of the status of patients' insurance policies, which can result in additional work to re-file claims or can result in patients having to pay on claims that may have otherwise been covered had they been able to follow the correct insurance protocols. Therefore, management believes an opportunity exists to help solve these problems, by safely storing, organizing and delivering patient information in order to simplify patient care reimbursement and record-keeping compliance.

The Solution/Our Products:
Our Planned Core Technology will be adapted to secure, store, organize, maintain and deliver critical medical information and associated documents, such as insurance information, x-rays, prescription histories, etc., as well as payment and credit card information. With advanced compression technology, this data can be securely stored on a chip-enabled smart card, allowing for a central storage point which can be readily accessed via computer and card reader. These solutions can be delivered in a closed-loop environment, as many practitioners utilize the services of particular insurance companies and benefit groups.

Marketing Plan:
Management intends to market these applications with a traditional sales force directly to insurance providers, benefit groups, individual medical providers, and card-reader manufacturers, as well as presenting this technology at medical-related trade shows.

4) Families with Young Children:

The Opportunity:
According to The United States Department of Justice an average of 2,185 children are reported missing each day. Statistics show that the first three hours are the most crucial in order to safely recover an abducted child. These statistics state that 76 percent of abducted children who are murdered, are attacked within the first three hours of the abduction. Therefore, Parents need a means of presenting missing child information as quickly and as accurately as possible to law enforcement authorities during this critical time period.

The Solution/Our Products:
Management intends to modify the Core Technology and create a smart-card based application which will store children's information, including a high-quality photograph directly on a chip-enabled smart card, allowing parents to carry the most up-to-date information about their children with them, in their wallet at all times. The technology would further allow parents to update the smart-card from their home or office computer with ease. Should a child be abducted or go missing, the parents will be able to present the card to the nearest law enforcement authority, allowing the critical data to be retrieved within seconds.

Marketing Plan:
Oasis intends to market this application through each State's Amber Alert Organization, public school administrators, advertising billboards, internet marketing, and strategic alliances with national and local law-enforcement agencies.

Funding these Proposed Plan:
To initially fund these initiatives, the Company intends to raise up to $1.2 million dollars from a limited number of accredited investors in exchange for an amount of shares of the Company's common stock. In addition to funding management's proposed plans proceeds will also be used to fund general working capital including funding research and development efforts and pursuing and/or collaborating with other strategic entities who have an interest in our products, technologies, product marketing or for any other venture that management deems appropriate and which is in the best interest of our shareholders.

Note: Please see the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS and ACQUISITION OF OPPORTUNITIES AND BUSINESS CONCERNS for some but not all of the risk factors that may be associated with the Company's plans.

Because the Company lacks funds, it may be necessary for officers and directors to advance funds to the Company and to accrue expenses until such time as a successful business consolidation can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

If the Company needs to raise capital, most likely the only method available would be the private sale of securities. Because the Company is a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

OASIS ONLINE TECHNOLOGIES CORP

FINANCIAL STATEMENTS

WITH

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Oasis Online Technologies, Corp.

We have audited the accompanying balance sheets of Oasis Online Technologies, Corp. (A Development Stage Company) as of June 30, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the two years ended June 30, 2008 and 2007, and for the period from April 26, 2006 (date of commencement of development stage) to June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oasis Online Technologies, Corp. (A Development Stage Company) as of June 30, 2008 and 2007, and the results of its operations, stockholders' equity (deficit), and its cash flows for the two years ended June 30, 2008 and 2007, and for the period from April 26, 2006 (date of commencement of development stage) to June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has no business operations, has recurring losses, and has minimal working capital and stockholders' equity, which raise substantial doubts about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

September 30, 2008

OASIS ONLINE TECHNOLOGIES CORP
(A Development Stage Company)
BALANCE SHEETS

ASSETS	June 30, 2008	June 30, 2007

Current Assets:
Cash	$9,159	$-
Marketable securities net of fair value adjustment of $66,875	26,875	-
Security deposits	775	-
Stock subscriptions receivable	-	2,000
Total Current Assets	36,809	2,000

Fixed Assets
Furniture and equipment	5,385	-
Less accumulated depreciation	(500)	-
Total Fixed Assets	4,885	-
TOTAL ASSETS	$41,694	$2,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Checks written in excess of balance	$-	$5,293
Accounts payable	33,945	-
Accounts payable, related party	1,257	873
Total Current Liabilities	35,202	6,166
TOTAL LIABILITIES	35,202	6,166

Commitments and contingencies (Notes 1,2,5,6,7,8,9 and 10)

Stockholders' EQUITY (DEFICIT):
Common stock, $.01 par value 100,000,000 shares authorized, 13,471,208 and 12,429,808 issued and outstanding, respectively	134,711	124,302
Additional Paid In Capital	4,223,486	3,434,987
Accumulated (deficit)	(3,539,288)	(3,539,288)
Accumulated (deficit) during development stage	(812,417)	(24,166)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	6,492	(4,166)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$41,694	$2,000

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Years Ended			For the Period from April 26, 2006 (date of Commencement of development stage) through
	June 30, 2008		June 30, 2007	June 30, 2008
Revenues	$-		$-	$-

Expenses:
Accounting fees	12,000		11,700	23,700
Legal fees	70,152		6,144	76,296
Press release & Edgar fees	5,048		612	5,660
Transfer agent fees	9,863		3,527	13,390
Other professional fees	3,909		-	3,909
Compensation fees	151,274		-	151,274
Bad debt expense	60,992		-	60,992
Travel fees	15,393		-	15,393
Consulting fees	14,000		-	14,000
Rent expense	6,704		-	6,704
Other	10,682		2,183	12,865

Total Expenses	360,017		24,166	384,183

Net Loss) from Operations	(360,017)		(24,166)	(384,183)

Other Income (Loss):
Realized (loss) - sale of marketable securities	(429,328)		-	(429,328)
Interest income	1,094		-	1,094

Total Other Income (Loss)	(428,234)		-	(428,234)

Net (Loss)	$(788,251)		$(24,166)	$(812,417)

Per Share	$(0.06)	$	Nil	$(0.07)

Weighted Average Number of Shares Outstanding	13,195,537		8,594,192	11,523,949

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES CORP
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from July 1, 2005 through June 30, 2008

	Number of Shares	Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated (Deficit) During Development Stage	Total
Balance at July 1, 2005	2,430,162	$24,302	$3,514,987	$(3,539,288)	$-	$-

Net loss- year ended June 30, 2006	-	-	-	-	-	-

Balance at June 30, 2006	2,430,162	24,302	3,514,987	(3,539,288)	-	-

Issuance of common stock for cash at $0.00025 oer share December 4, 2006	10,000,000	100,000	(80,000)	-	-	20,000

Net loss- year ended June 30, 2007	-	-	-	-	(24,166)	(24,166)

Balance at June 30, 2007	12,430,162	124,302	3,434,987	(3,539,288)	(24,166)	(4,166)

Issuance of common stock for cash at $1.00 per share	51,046	510	50,536	-	-	51,046

Issuance of common stock for investment in marketable securities at $0.75 per share October 22, 2007	990,000	9,900	732,600	-	-	742,500

Additional Paid-in capital	-	-	5,363	-	-	5,363

Net loss- year ended June 30, 2008	-	-	-	-	(788,251)	(788,251)

Balance at June 30, 2008	13,471,208	$134,711	$4,223,486	$(3,539,288)	$(812,417)	$6,492

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Years Ended		For the Period from April 26, 2006 (date of Commencement of development stage) through
	June 30, 2008	June 30, 2007	June 30, 2008
Cash Flows from Operating Activities:
Net (loss)	$(788,251)	$(24,166)	$(812,417)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	500	-	500
Increase in accounts payable	34,329	873	35,202
Increase (Decrease) in checks written in excess of cash balance	(5,293)	5,293	-
Loss on marketable securities	429,328	-	429,328

Net Cash (Used in) Operating Activities	(329,387)	(18,000)	(347,387)

Cash Flows from Investing Activities
Furniture and equipment	(5,385)	-	(5,385)
Security Deposits	(775)	-	(775)
Cash received from sale of Available for sale securities	286,297	-	286,297

Net Cash Provided by Investing Activities	280,137	-	280,137

Cash Flows from Financing Activities
Issuance of Common Stock for Cash	53,046	18,000	71,046
Additional paid in capital donation	5,363	-	5,363

Net Cash Provided by Financing Activities	58,409	18,000	76,409
Increase (decrease) in Cash	9,159	-	9,159

Cash, Beginning of Period	-	-	-
Cash, End of Period	$9,159	$-	$9,159

Interest Paid	$-	$-	$-

Income Taxes Paid	$-	$-	$-

Supplemental schedule of non-cash transactions:
Issuance of common stock in exchange for marketable securities	$742,500	$-	$742,500

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES CORP
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

(1) Summary of Accounting Policies, and Description of Business

This summary of significant accounting policies of Oasis Online Technologies Corp (formerly Implant Technologies, Inc.) (Company), a "Development Stage Enterprise", is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

(a) Organization and Description of Business

The Company was incorporated as Implant Technologies, Inc. in 1980 under the laws of the State of Minnesota.

On June 15, 1995, the Company was suspended from being a Minnesota corporation as a result of non-filing of required documents by the state of Minnesota. Since April, 1991, the Company has not engaged in any operations and has been dormant.

Effective April 26, 2006, the Company revived its charter and commenced activities to become a reporting company with the SEC with the intention to become a publicly trading company.

On September 19, 2007, the Company filed a certificate of amendment to the Company's Articles of Incorporation with the Secretary of State of the State of Minnesota to (i) change its name from Implant Technologies, Inc. to Oasis Online Technologies Corp and (ii) give notice of an eight-for-one reverse stock split of the Company's common shares.

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

(c) Per Share Information

On September 19, 2007, had an eight-for-one reverse stock split of the Company's common shares. Accordingly, all reference to shares in the accompanying financial statements reflect the reverse stock split. In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. In addition, per share calculations reflect the effect of any reverse stock splits. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2008 and 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

(d) Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations, has recurring losses, and has minimal working capital and stockholders' equity, which raise substantial doubt about its ability to continue as a going concern.

OASIS ONLINE TECHNOLOGIES CORP
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

(1) Summary of Accounting Policies, Continued

(d) Basis of Presentation - Going Concern, Continued

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management has opted to resume the filing of Securities and Exchange Commission (SEC) reporting documentation and then to seek a business combination. Management is currently evaluating opportunities to complete a business combination and management believes that they will be able to complete a combination and that this plan provides an opportunity for the Company to continue as a going concern.

(e) Recent Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (" SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair values. SFAS 159 is effective for fiscal years after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on our financial statements.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on our financial statements.

The Company has considered other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on the financial statements.

(f) Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to complete a business combination.

(g) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company places its temporary cash investments with financial institutions. As of June 30, 2008 and 2007, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

(h) Revenue Recognition

The Company has had no revenue since its corporate charter was reinstated.

OASIS ONLINE TECHNOLOGIES CORP
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

(1) Summary of Accounting Policies, Continued

(i) Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

(j) Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, investment in marketable securities, accounts payable, and accounts payable-related party approximate their estimated fair values due to their short-term maturities.

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

(2) Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) and capital loss carry forwards. The net operating loss carry forward if not used, will expire in various years through 2027, and is severely restricted as per the Internal Revenue code due to the change in ownership. The capital loss carry forward if not used, will expire in 2012. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating and capital loss carry forwards. Net operating and capital loss carry forwards may be further limited by other provisions of the tax laws.

OASIS ONLINE TECHNOLOGIES CORP
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

(2) Income Taxes, Continued

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Year Ending	Estimated NOL & capital loss carry-forward	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2007	24,166	4,471	(4,471)	(-)	--
June 30, 2008	812,417	150,297	(150,297)	(145,826)	--

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15.0)%
State tax (benefit) net of Federal benefit	(3.5)%
Deferred income tax valuation allowance	18.5%

Actual tax rate	-

(3) Common Stock

Pursuant to the Articles of Incorporation, as amended on September 19, 2007, the Company is authorized to issue 100,000,000 common shares, with a par value of $.01 per share. In connection with the Capital Base Funding Agreement as discussed in Note 8, which ended on December 31, 2007, the Company issued 51,046 shares of the Company's common stock in exchange for funding totaling $51,046. On October 22, 2007, the Company issued 990,000 shares of common stock in exchange for 99,000 freely trading registered shares of Immunosyn Corporation, a Delaware corporation, from Argyll, as further discussed in Note 9. There were 13,471,208 shares of common stock issued and outstanding at June 30, 2008.

(4) Name Change and Reverse Stock Split

On September 19, 2007, the Company filed a certificate of amendment to the Company's Articles of Incorporation with the Secretary of State of the State of Minnesota to (i) change its name from Implant Technologies, Inc. to Oasis Online Technologies Corp and (ii) give notice of an eight-for-one reverse stock split of the Company's common shares.

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

OASIS ONLINE TECHNOLOGIES CORP
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

(5) Change in Control

Pursuant to a Stock Purchase Agreement, effective July 10, 2007, two of the Company's directors sold 10,000,000 shares (approximately 80.48% of the total issued and outstanding shares) of the Company's common stock to an entity, resulting in a change in control of the Company.

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

(6) Investments - Marketable Securities

When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:
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

Based on its analysis of the factors enumerated above, management believes (i) the Company will recover its cost basis in the securities with unrealized losses and (ii) that the Company has the ability and intent to hold the securities until they recover in value. Although the Company has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should the Company's ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on the Company's liquidity.

On October 4th, 2007 the Company and Argyll Equities, LLC (Argyll) entered into and on October 22nd closed a stock purchase agreement ('Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, the Company acquired 99,000 freely trading registered shares of Immunosyn Corporation, a Delaware corporation, from Argyll in consideration for 990,000 newly issued shares of the Company's common stock (the "Exchange Shares").

The company received proceeds of $286,297 from the sale of 86,500 shares of marketable securities, and recorded gross realized losses on those sales of $362,453 during the year ended June 30, 2008. The Company evaluated the likelihood that the impairment in the stock price of this investment would be permanent and it was determined that this was likely to be a permanent impairment for the remaining time that the Company intended to hold these securities and thus the Company has recorded a loss for the entire remaining amount of realized loss in the amount of $66,875, for a total realized loss of $429,328 at June 30, 2008.

OASIS ONLINE TECHNOLOGIES CORP
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

(6) Investments -- Marketable Securities, Continued

At June 30, 2008, the Company had marketable securities in the following company:

Name	Exchange
Immunosyn (IMYN)	OTCBB

Total Recorded Cost	Total Market Value June 30, 2008	Total Realized Loss
$ 93,750	$ 26,875	$ 66,875

(7) Leases

At December 21, 2007, the Company signed a new operating lease for its headquarters facilities that will expire December 31, 2010. Under the terms of the lease agreement, the Company is responsible for its share of normal operating costs, including maintenance expenses, property taxes and insurance. Rent for the first 12 months shall be $817 per month which includes city tax and a parking fee. The rent for the remaining 24 months shall be $881 per month including tax and parking. The lease agreement includes a $775 security deposit.

Future minimum lease payments are as follows:

2008	$ 9,804
2009	$10,572
2010	$10,572

The Company incurred rent expense on the headquarters facility of $6,704 and $-0- for the years ended June 30, 2008 and 2007, respectively.

(8) Related Party Transactions

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

In connection with the Capital Base Funding Agreement which ended on December 31, 2007, Big Eye Capital, Inc. provided a total of $51,046 of funding to the Company resulting in Big Eye Capital, Inc. being issued 51,046 shares of the Company's common stock accordingly.

(9) Agreements

On October 2nd 2007 the Company entered into a non-binding Letter of Intent to acquire 100% of the outstanding shares of TranSend International, Inc. ("TranSend") Under the terms of the Letter of Intent, Oasis will issue one share of its common stock for each of the approximately 15 million outstanding shares of TranSend's common stock. Closing of this transaction is subject to customary conditions which will include, among other things, the completion of an audit of TranSend for at least the past two years as well as completion of definitive agreements between the parties. When and if this transaction closes, the transaction will be accounted for as a reverse acquisition, resulting in TranSend becoming a wholly owned subsidiary of the Company. At this time the due diligence and audit are ongoing. TranSend has been unable to settle certain items on its Balance Sheet which are a requirement for the closing of the transaction. The Company has terminated the Letter of Intent but does not preclude completing a transaction with TranSend should they be able to resolve these items.

OASIS ONLINE TECHNOLOGIES CORP
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

 (9) Agreements, Continued

On April 23, 2008, the Company entered into a Line of Credit Funding Agreement with TranSend International, Inc. ("TranSend") whereby the Company will make available to TranSend up to one hundred thousand dollars ($100,000) in an available Line of Credit to be used for the working capital needs of TranSend. The Line of Credit is uncollateralized, and bears interest at an annual rate of ten percent on the outstanding monthly balance.

(10) Subsequent Events

On July 18, 2008, the Company terminated the Letter of Intent to acquire TranSend International, Inc. as well as the Line of Credit Funding Agreement with TranSend International, Inc. Under the funding agreement, the Company has advanced a total of $59,900 to TranSend International, Inc. Management anticipates that this amount will be applied to any license agreement between the companies. The Company has accrued interest in the amount of $1,092 for the outstanding period through June 30, 2008. Management evaluated the collectability of this note and determined that the Company should write off the entire principal and accrued interest to bad debt expense. The amount of the bad debt expense was $60,992 for the year ended June 30, 2008.

(11) Fourth Quarter Adjustment

The financial statements for the year ended June 30, 2008, included various year-end material adjustments that related to the year but were recorded during the fourth quarter. Such adjustments consisted principally of transactions that related to the classification of securities from available for sale to marketable whereby realized and unrealized gains losses are recognized in income. The net effect on the financial statements related to these adjustments resulted in reclassification of unrealized losses reported as other comprehensive income to realized gains losses as follows: for the quarter ended December 31, 2007 increase the realized loss by $ 371,745and for the quarter ended March 31, 2008 decrease realized loss by $ 137,225.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Report.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

As of June 30, 2008, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2008, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management's report in this annual report.

(b) Changes in Internal Control over Financial Reporting. During the year ended June 30, 2008, there were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None to Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME	AGE	POSITION
Erik Cooper	39	Chairman of the Board, CEO, President

John Venette	44	Treasurer, Secretary, Director and Chief Financial Officer

Michael Friess	58	Former CEO

Sanford Schwartz	58	Former Director

In July 2007, Michael Friess and Sanford Schwartz resigned as officers and directors of the Company. The remaining Board member, consisting of John Venette, appointed Erik Cooper as a new director of the Company. The Board then appointed Mr. Cooper as President and CEO, of the Company.

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Erik Cooper

Chief Executive Officer and Chairman of the Board of Directors

Mr. Cooper was elected to the board of Directors of Oasis Online Technologies Corp. to serve as chairman on 7/10/2007. He was also appointed as the Chief Executive Officer and President, since July 2007. Mr. Cooper serves as Founder and President of Big Eye Capital, Inc. an Arizona corporation, since its inception in March 2007. Prior to forming Big Eye Capital, Mr. Cooper spent eight years as a leading Mortgage Banker with CTX Mortgage Company, which is a division of the Fortune 500 Company Centex, Inc. In 1996 he was a founder of Solarcomm Cellular, which is a wholesale and retail provider of wireless services and equipment. Mr. Cooper is a graduate of the State University of New York, at Oneonta with a Bachelor of Science degree in Psychology. Mr. Cooper is not currently a member of the board of directors of any other public companies.

OFFICERS AND DIRECTORS CONTINUED

John Venette

Chief Financial Officer and Director

John Venette joined the Oasis Online Technologies Corp as a Director, Chief Financial Officer, Secretary, and Treasurer in June of 2006. Mr. Venette is a graduate of the University of Colorado and has a Bachelors Degree in Finance, a Minor in Economics, and a Minor in Accounting. From 1996 to 2007 Mr. Venette worked as a Consultant, Director of Research on projects with Creative Business Strategies, Inc., a corporate development consulting firm specializing in assisting small to mid sized companies in managing and growing their businesses. Mr. Venette has assisted his clients in accessing over $140 million dollars in private equity capital over the past several years. Mr. Venette was also a director and CFO of Henry County Plywood, Inc. (OTCBB:HRYC). He was also formerly CFO and director of Hemcure, Inc. now Aura Sound (OTCBB:ARAU), Chief Financial Officer and director of Discovery Technologies, Inc. now China Green Agriculture (OTCBB:CGAG), Chief Financial Officer and director Certified Technologies, Inc., now Zhaoheng HydroPower Company (OTCBB:ZHYP), Consultant to Oralabs, Now China Precision Steel, Inc. (NASDAQ:CPSL).

To our knowledge, during the last five years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board Composition and Committees

Our board of directors currently consists of two members: Erik Cooper and John Venette.

Audit Committee

We have not yet appointed an audit committee, and our board of directors currently acts as our audit committee. At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert upon completing an acquisition of an operating company.

Item 11.  Executive Compensation

Summary Compensation Table

The following tables show, as to the named executive officers, certain information concerning their compensation for the year ended June 30, 2008:

			Annual Compensation			Long Term Compensation Awards		Payouts

Name	Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options and SARs(#)	LTIP Payouts
Erik Cooper	CEO	2007	$50,000

John Venette	CFO	2007	$42,000		$14,000
		2006	$ -0-

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and those persons who beneficially own more than 10% of the Company's outstanding shares of common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended June 30, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2008 by (i) each person who is known by us to own beneficially more than 10% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

NAME AND ADDRESS	NUMBER OF SHARES OWNED OR CONTROLLED(1)	PERCENTAGE OF SHARES OWNED(1)

Big Eye Capital, Inc. (2) 2425 E. Camelback Road Suite 950 Phoenix, AZ 85016	8,051,046	59.77%

Argyll Equities, LLC La Jolla, CA	2,490,000	18.48%

Erik Cooper (2) 2425 E. Camelback Road Suite 950 Phoenix, AZ 85016	8,051,046	59.77%

John Venette 4710 E Falcon Dr. #213 Mesa, AZ 85215	-0-	0.00%

All Officers and Directors as a Group (2 persons)	8,051,046	59.77%

(1) Applicable percentage ownership is based on 13,471,208 shares of common stock outstanding as of August 25th, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of August 25th, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of August 25th, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Item 13. Certain Relationships and Related Transactions and Directors Independence

There are certain conflicts of interest between the Company and our officers and directors. Mr. Cooper and Mr. Venette both have other business interests to which they currently devotes attention, and may be expected to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the company.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Schumacher & Associates CPA, our independent auditor, for professional services rendered for the audits of our annual financial statements for the fiscal years ended June 30, 2008 and 2007, and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during the fiscal years ended June 30, 2008 and 2007, were $13,000 and $11,700, respectively.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

PART IV

Exhibits and Financial Statement Schedules

Financial Statements

Included herein under Item 8

Index to Exhibits

Exhibit	Number Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to the exhibits to Registrant's Form 8-K filed on October 3, 2007).

3.2	By-Laws (incorporated by reference to the exhibits to Registrant's Form 10-SB filed on December 14, 2006).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 14, 2008
By:
/s/ Erik Cooper Erik Cooper Chief Executive Officer and Chairman of the Board of Directors

Date: October 14, 2008
By:
/s/ John Venette John Venette Chief Financial Officer and Director