Form 10-Q
period 2008-09-30
Oasis Online Technologies Corp
filed 2008-11-12
CIK 703339

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission File Number: 000-17064

Oasis Online Technologies Corp

(Exact name of small business issuer as specified in its charter)

Minnesota	41-1430130
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer____
Non-accelerated filer____	Smaller reporting company X .
(Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒ No ☐

As of September 30, 2008, the Registrant had 13,471,208 shares of common stock, $.01 par value per share, outstanding.

	Index

Part I		Page

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2008 (unaudited) and June 30, 2008	4

	Statements of Operations, Three Months ended September 30, 2008 and 2007 And the period from April 26, 2006 (date of commencement of development Stage) through September 30, 2008 (unaudited).	5

	Statements of Cash Flows, three Months ended September 30, 2008 and 2007, And the period from April 26, 2006 (date of commencement of development Stage) through September 30, 2008 (unaudited).	6

	Notes to Financial Statements	7

Item 2.	Management Discussion & Analysis of Financial Conditions and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9

Item 4T.	Controls and Procedures.	10

Part II	Other Information

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

PART I   FINANCIAL INFORMATION

The accompanying financial statements have been prepared by Oasis Online Technologies Corp, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2008 and 2007 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2008 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Item 1.	Financial Statements.

OASIS ONLINE TECHNOLOGIES CORP (A Development Stage Company) BALANCE SHEETS ASSETS

	September 30, 2008 (Unaudited)	June 30, 2008 (See Note 1)
Current Assets
Cash	$1,050	$9,159
Marketable securities net of fair value Adjustment of $6,630 and $66,875	870	26,875
Security deposits	775	775
Total Current Assets	2,695	36,809

Fixed Assets
Furniture and equipment	5,385	5,385
Less accumulated depreciation	(769)	(500)
Total Fixed Assets	4,616	4,885
Total Assets	$7,311	$41,694

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/Equity

Current Liabilities:
Accounts Payable	$51,394	$33,945
Accounts payable-related party	3,450	1,257
Salaries payable	32,500	-
Total Current Liabilities	87,344	35,202

Total Liabilities	87,344	35,202

Stockholders' (Deficit)/Equity:
Common Stock, $.01 par value, 100,000,000 shares authorized 13,471,208 and 13,471,208 shares issued and outstanding respectively	134,712	134,712
Additional paid-in capital	4,223,485	4,223,485
Accumulated (deficit)	(3,539,288)	(3,539,288)
Accumulated (deficit) during development stage	(898,942)	(812,417)
Total Stockholders' (Deficit)/Equity	(80,033)	6,492
Total Liabilities and Stockholders' (Deficit)	$7,311	$41,694

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES CORP (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended		For the Period from April 26, 2006 (date of Commencement of development stage) through
	September 30, 2008	September 30, 2007	September 30, 2008
Revenues	$-	$-	$-

Expenses:
Accounting fees	14,800	10,000	38,500
Legal fees	15,000	25,544	91,296
Press release & edgar fees	285	1,273	5,945
Transfer agent fees	4,254	4,721	17,644
Other professional fees	830	-	4,739
Compensation fees	44,755	-	196,029
Bad debt expense	1,538	-	62,530
Travel fees	-	4,311	15,393
Rent expense	2,534	-	9,238
Other fees	1,546	914	28,411
Total Expenses	85,542	46,763	469,725
Net (Loss) from Operations	(85,542)	(46,763)	(469,725)

Other Income (Loss):
Realized (loss) - sale of Investment securities	(2,520)	-	(431,848)
Interest income	1,537	-	2,631
Total Other Income (Loss)	(983)	-	(429,217)

Net (Loss)	(86,525)	(46,763)	(898,942)

Per Share	$(.006)	$(.004)	$(.085)

Weighted Average Number of Shares Outstanding	13,471,208	12,429,808	10,544,819

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES CORP (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended		For the Period from April 26, 2006 (date of Commencement of development stage) through
	September 30, 2008	September 30, 2007	September 30, 2008
Cash Flows from Operating Activities:
Net (loss)	$(86,525)	$(46,763)	$(898,942)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in depreciation	269	-	769
Increase in accounts payable	16,192	6,936	51,394
Increase in due to affiliate	3,450	-	3,450
Increase in salaries payable	32,500	-	32,500
(Decrease) in checks written in excess of cash balance	-	(5,293)	-
Loss on investment securities	2,520	-	431,848
Net Cash Used In Operating Activities	(31,59)	(45,120)	(378,981)

Cash Flows from Investing Activities:
Furniture and equipment	-	-	(5,385)
Security deposits	-	-	(775)
Cash received from investment Securities	23,485	-	309,782
Leasehold improvement	-	(397)	-
Net Cash Provided By (Used in) Investing Activities	23,485	(397)	303,622

Cash Flows from Financing Activities
Issuance of common stock for cash	-	41,851	71,046
Additional paid-in capital	-	4,166	5,363
Net Cash Provided by Financing Activities	-	46,017	76,409

Increase (decrease) in Cash	(8,109)	500	1,050
Cash, Beginning of Period	9,159	-	-
Cash, End of Period	$1,050	$500	$1,050

Interest Paid	$-	$-	$-

Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES CORP
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of September 30, 2008, the statements of operations and the statements of cash flows for the three month periods ended September 30, 2008 and 2007 have been prepared by Oasis Online Technologies Corp (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2008 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2008 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

(2) Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has limited working capital and limited business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its operations. However, the Company has sustained losses from operations and has net capital and working capital deficits, which raises substantial doubt about its ability to continue as a going concern.

Management has identified markets that they view as favorable for development and has developed initial plans for penetrating these markets. Management has identified and acquired access and rights to key technologies they believe will form the core of the Company's product line. Management of the Company is currently in the process of creating four distinct subsidiaries in order to market its current and future products and services through. Management believes that their plan provides an opportunity for the Company to continue as a going concern.

(3) Development Stage Company

Based upon the Company's current business plan, it is a development stage enterprise since operations have just commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began April 26, 2006 when it commenced activities to again establish the Company as a reporting company with the Securities and Exchange Commission.

(4) Related Party Transactions

During the quarter ended September 30, 2008 the Company's largest single shareholder, Big Eye Capital, Inc. ("Big Eye") made cash advances to the Company to pay expenses. At September 30, 2008 the Company owed $3,450 to Big Eye for advances made to the Company to pay expenses. These cash advances to the Company are uncollateralized, bear no interest and are due on demand.

OASIS ONLINE TECHNOLOGIES CORP
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008 (Unaudited)

(5) Common Stock

Pursuant to the Articles of Incorporation, as amended on September 19, 2007, the Company is authorized to issue 100,000,000 common shares, with a par value of $.01 per share. As of September 30, 2008 there were 13,471,208 shares of common stock issued and outstanding.

(6) Investments -- Marketable Securities

The company received proceeds of $23,485 from the sale of 11,500 shares of marketable securities held by the Company, and recorded gross realized losses on those sales of $2,520 during the quarter ended September 30, 2008. The Company's management has evaluated the likelihood that the impairment in the stock price of this investment would be permanent and it was determined that this was likely to be a permanent impairment for the remaining time that the Company intended to hold these securities and thus the Company has recorded a loss for the fair value adjustment in the amount of $1,280 for the remaining shares owned by the Company.

(7) Subsequent events

On October 24, 2008 the Company entered into a 3-year Revenue Share Agreement (the "Revenue Agreement") with SVC Cards, Inc., pursuant to which SVC Cards, Inc. has agreed to enter into distribution agreements with Oasis so that the Company can market SVC's financial products to Oasis customers and contacts. Under the terms of the Revenue Share Agreement, Oasis will receive 60-65% of the net revenue generated from the sale of SVC's products and the Company can create its own co-branded products with SVC Cards.

On November 5, 2008, Oasis Online Technologies (the "Company") entered into a Master License Agreement with TranSend International, Inc., a Nevada corporation ("TranSend"), pursuant to which the Company acquired a 5-year exclusive Master License for Transend's PocketServer™ software. The license gives the Company the right to distribute, grant sub-licenses, co-brand, re-brand, grant additional master licenses, use, sell, offer for sale, import, or otherwise distribute PocketServer™ anywhere in the world. The license also grants the Company the right to further sublicense PocketServer™ to any third party for further distribution of the Products, as that term is defined in the Master License Agreement.

The Company as consideration for the purchase of this Master License money advanced by the Company to TranSend International, Inc. as part of a Line of Credit Agreement in the amount of $63,038 (which includes accrued interest through November 4, 2008) which was applied as the payment for the grant of the license. In addition the Company shall pay TranSend a royalty of 10% of the net sales of new PocketServer™ software licenses, the Company will also pay a royalty of 10% of the net collections from previous TranSend customers.

Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                   This report includes certain forward-looking statements. Forward-looking statements are statements that predict the occurrence of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. We have written the forward-looking statements specified in the following information on the basis of assumptions we consider to be reasonable. However, we cannot predict our future operating results. Any representation, guarantee, or warranty should not be inferred from those forward-looking statements.

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

                   Oasis Online Technologies Corp. was incorporated under the laws of the state of Minnesota in 1980 as Implant Technologies, Inc. To better reflect the Company's current goals the Company's name was changed to Oasis Online Technology Corp on September 19, 2007.

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

The Company generated no revenues during the quarter ended September 30, 2008. The Company has little capital. The Company anticipates operational costs will be limited until such time as significant progress is made by management to raise the capital that will be needed to implement its current plan. To that end the Company is currently working on raising these funds and the Company received November 6, 2008 subscriptions for over $250,000 for the first tranches of its funding plan.

The Company currently has significant accounts payable and anticipates trying to negotiate settlement of some of the current accounts payable and management feels confident in its ability to quickly move forward to revenue generating operations and further moving the Company's business to the next stages.

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 4T	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

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

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relative to our Company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2008, there were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not required by smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None during the three-month period covered by this report.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 10.1	Revenue Share Agreement Entered into on October 24, 2008 between SVC Cards, Inc. and Oasis Online Technologies Corp

Exhibit 10.2	Master License Agreement Executed on November 5, 2008 between TranSend International, Inc. and Oasis Online Technologies Corp

Exhibit 31.1	Certification by Chief Executive Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act, promulgated under the Securities and Exchange Act of 1934, as amended.

Exhibit 31.2	Certification by Chief Financial Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act, promulgated under the Securities and Exchange Act of 1934, as amended.

Exhibit 32.1	Certification by Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification by Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OASIS ONLINE TECHNOLOGIES CORP.

Date: November 11, 2008	By: /s/ Erik J. Cooper Erik J. Cooper Chief Executive Officer and President (Principal Executive Officer)

Date: November 11, 2008	By: /s/ John H. Venette John H. Venette Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)