Form 10-Q
period 2008-12-31
Oasis Online Technologies Corp
filed 2009-02-17
CIK 703339

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Yes ☒ No ☐

As of February 6, 2009, the Registrant had 22,189,542 shares of common stock, $.01 par value per share, outstanding.

	Index

Part I		Page

Item 1.	Financial Statements

	Balance Sheets as of December 31, 2008 (unaudited) and June 30, 2008	4

	Statements of Operations, Three Months ended December 31, 2008 and 2007 (unaudited).	5

	Statements of Operations, Six Months ended December 31, 2008 and 2007, And the period from April 26, 2006 (date of commencement of development Stage) through December 31, 2008 (unaudited).	6

	Statement of Changes in Shareholders' Equity from April 26, 2006 (date of commencement Of development stage) through December 31, 2008 (unaudited).	7

	Statements of Cash Flows, six Months ended December 31, 2008 and 2007, And the period from April 26, 2006 (date of commencement of development Stage) through December 31, 2008 (unaudited).	8

	Notes to Financial Statements	9

Item 2.	Management Discussion & Analysis of Financial Conditions and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4T.	Controls and Procedures.	13

Part II	Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

PART I   FINANCIAL INFORMATION

The accompanying financial statements have been prepared by Oasis Online Technologies Corp, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2008 and 2007 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2008 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Item 1.	Financial Statements.

OASIS ONLINE TECHNOLOGIES CORP (A Development Stage Company) BALANCE SHEETS ASSETS

	December 31, 2008 (Unaudited)	June 30, 2008 (See Note 1)
Current Assets
Cash	$121	$9,159
Marketable securities net of fair value Adjustment of $7,320 and $66,875	180	26,875
Prepaid Expenses & Fees	141,667	-
Security deposits	775	775
Total Current Assets	142,743	36,809

Fixed Assets
Furniture and Equipment	5,385	5,385
Less accumulated depreciation	1,039	500
Total Fixed Assets	4,346	4,885

Other Assets
PocketServer License	63,038	-
Less accumulated amortization	-	-
Total Assets	$210,127	$41,694

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$74,963	$33,945
Accounts payable-related party	3,819	1,257
Salaries payable	55,033	-
Total Current Liabilities	133,815	35,202

Total Liabilities	133,815	35,202

Stockholders' Equity:
Common Stock, $.01 par value, 100,000,000 shares authorized 22,189,542 and 13,471,208 shares issued and outstanding respectively	221,895	134,712
Additional paid-in capital	4,813,299	4,223,485
Accumulated (deficit)	(3,539,288)	(3,539,288)
Accumulated (deficit) during development stage	(993,598)	(812,417)
Subscriptions receivable	(425,996)	-
Total Stockholders' Equity	76,312	6,492
Total Liabilities and Stockholders' Equity	$210,127	$41,694

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES CORP (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended
	December 31, 2008	December 31, 2007
Revenues	$-	$-

Expenses:
Accounting fees	1,000	1,000
Legal fees	15,000	20,000
Press release & Edgar fees	2,643	2,859
Transfer agent fees	1,793	1,882
Other professional fees	785	-
Compensation fees	51,918	14,000
Consulting fees	80,000	-
Bad debt expense	508	-
Travel fees	-	4,798
Rent expense	2,534	1,717
Utilities expense	3,577	-
Other	1,021	1,270
Total Expenses	160,779	47,526
Net Ordinary (Loss)	$(160,779)	$(47,526)

Other Income
Gain/(Loss)
Gain on collection of bad debt	63,038	-
Realized loss - securities	(690)	(60,602)
Interest income	508	-
Total Other Income	62,856	(60,602)

Net (Loss)	(97,923)	(108,128)

Per Share	$(0.007)	$(0.008)

Weighted Average Number of Shares Outstanding	14,399,324	13,416,615

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES CORP (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Six Months Ended		For the Period from April 26, 2006 (date of Commencement of development stage) through
	December 31, 2008	December 31, 2007	December 31, 2008
Revenues	$-	$-	$-

Expenses:
Accounting fees	15,800	11,000	39,500
Legal fees	30,000	45,543	106,296
Press release & Edgar fees	2,928	4,132	8,588
Transfer agent fees	6,048	6,604	19,438
Other professional fees	1,615	-	5,524
Compensation fees	93,406	14,000	258,680
Consulting fees	80,000	-	80,000
Bad debt expense	2,046	-	63,038
Travel fees	-	9,108	15,393
Rent expense	5,068	1,717	11,772
Utilities expense	4,547	-	4,547
Other	1,596	2,185	14,461
Total Expenses	243,054	94,289	627,237
Net Ordinary (Loss)	(243,054)	(94,289)	(627,237)

Other Income
Gain/(Loss)
Gain on collection Of bad debt	63,038	-	63,038
Loss on investments	(3,210)	(60,602)	(432,538)
Interest Income	2,045	-	3,139
Total Other Income	61,873	(60,602)	(366,361)

Net (Loss)	$(181,181)	$(154,891)	$(993,598)

Per Share	$(0.013)	$(0.012)	$(0.091)

Weighted Average Number of Shares Outstanding	13,935,266	12,923,212	10,906,671

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES CORP
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from July 1, 2005 through December 31, 2008
(Unaudited)
	Number of Shares	Stock Amount	Additional Paid-in Capital	Subscripts Receivable	Accumulated (Deficit)	Accumulated (Deficit) During Development Stage	Total
Balance at July 1, 2005	2,430,162	$24,302	$3,514,987	-	$(3,539,288)	$-	$-

Net loss-year ended June 30, 2006	-	-	-	-	-	-	-

Balance at June 30, 2006	2,430,162	24,302	3,514,987	-	(3,539,288)	-	-

Issuance of common stock for cash at $0.00025 per share December 4, 2006	10,000,000	100,000	(80,000)	-	-	-	20,000

Net loss-year ended June 30, 2007	-	-	-	-	-	(24,166)	(24,166)

Balance at June 30, 2007	12,430,162	124,302	3,434,987	-	(3,539,288)	(24,166)	(4,166)

Issuance of common stock for cash at $1.00 per share	51,046	510	50,536	-	-	-	51,046

Issuance of common stock for investment in marketable securities at $0.75 per share October 22, 2007	990,000	9,900	732,600	-	-	-	742,500

Additional Paid-in capital	-	-	5,363	-	-	-	5,363

Net loss-year ended June 30, 2008	-	-	-	-	-	(788,251)	(788,251)

Balance at June 30, 2008	13,471,208	134,712	4,223,486	-	(3,539,288)	(812,417)	6,492

Issuance of Common stock for Cash and notes at $0.1461 per share	3,093,334	30,933	421,063	(425,996)	-	-	26,000

Issuance of Common stock for Services At $0.04 per share	2,000,000	20,000	60,000	-	-	-	80,000

Issuance of Restricted Stock for Services with Cliff vesting At $0.04 per share	3,625,000	36,250	108,750	-	-	-	145,000

Net loss-six months Ended Dec 31, 2008	-	-	-	-	-	(181,181)	(181,181)

Balance Jan 1, 2009	22,189,542	$221,895	$4,813,299	(425,996)	$(3,539,288)	$(993,598)	$76,312

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES CORP (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended		For the period From April 26, 2006 (date of Commencement of Development Stage through
	December 31, 2008	December 31, 2007	December 31, 2008
Cash Flows from Operating Activities:
Net (loss)	$(181,181)	$(154,891)	$(993,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses recognized	3,333	-	3,333
Increase in depreciation	538	-	1,038
Increase in accounts payable	39,762	11,979	74,965
Decrease in Subscription Receivable	-	2,000	-
(Decrease) in checks written in excess of cash balance	-	(5,293)	-
Increase/ (Decrease) in accounts payable Related party	3,819	(873)	3,819
Increase in Salaries Payable	55,033	-	55,033
Loss on sale of investments	3,210	60,602	432,538
Net Cash (Used in) Operating Activities	(75,486)	(86,476)	(422,872)

Cash Flows from Investing Activities
Furniture and equipment	-	(1,646)	(5,385)
Leasehold improvement	-	(1,318)	-
Security Deposits	-	(775)	(775)
Cash from sale of Investment securities	23,485	55,648	309,782
PocketServer license	(63,038)	-	(63,038)
Net Cash Provided by/ (Used in) Investing activities	(39,553)	51,909	240,584

Cash Flows from Financing Activities
Issuance of Common Stock for Cash
Less subscriptions receivable	26,000	51,045	97,046
Issuance of common stock for services	80,000	-	80,000
Additional paid in capital	-	4,166	5,363
Net Cash Provided by Financing	106,000	55,211	182,409
Increase (decrease) in Cash	(9,039)	20,644	121

Cash, Beginning of Period	9,160	-	-
Cash, End of Period	$121	$20,644	$121

Interest Paid	$-	$-	$-

Income Taxes Paid	$-	$-	$-

Supplemental non-cash transactions - issued stock amounting to $145,000 at $0.04 per share for services to be provided over the course of the next 12 months. Stock was restricted stock requiring service to the Company over period of time in order for stock to vest.

OASIS ONLINE TECHNOLOGIES CORP
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of December 31, 2008, the statements of operations and the statements of cash flows for the three month and six month periods ended December 31, 2008 and 2007 have been prepared by Oasis Online Technologies Corp (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2008 and for all periods presented, have been made.

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

Management has identified markets that they view as favorable for development and has developed initial plans and products for penetrating these markets. Management has identified and acquired access and rights to key technologies they believe will form the core of the Company's product line. Management of the Company is currently in the process of creating four distinct subsidiaries in order to market its current and future products and services through. Management believes that their plan provides an opportunity for the Company to continue as a going concern.

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

(4) Related Party Transactions

During the quarter ended December 31, 2008 the Company's largest single shareholder, Big Eye Capital, Inc. ("Big Eye") as well as two affiliates of the Company made cash advances to the Company to pay expenses. At December 31, 2008, the Company owed $3,819 to Big Eye and Company affiliates for advances made to the Company to pay expenses. These cash advances to the Company are uncollateralized, bear no interest and are due on demand.

OASIS ONLINE TECHNOLOGIES CORP
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 (Unaudited)

(5) Common Stock

Pursuant to the Articles of Incorporation, as amended on September 19, 2007, the Company is authorized to issue 100,000,000 common shares, with a par value of $.01 per share. As of December 31, 2008 there were 22,189,542 shares of common stock issued and outstanding.

On November 14, 2008, the Company issued 1,760,000 shares of common stock at $0.1461 per share to accredited investors for total investment of $252,000 in cash and subscriptions receivable to the Company. The investors in this closing represented that they were "accredited investors," as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), and the sale of the Shares was made in reliance on exemptions provided by Regulation D and Section 4(2) of the Securities Act. The shares will be non-transferable in the absence of an effective registration statement under the Securities Act, or an available exemption there from, and all certificates will be imprinted with a restrictive legend to that effect.

On December 29, 2008 the Company issued 1,333,334 shares of common stock at $0.1461 per share to an accredited investor for a total investment of $200,000 in a subscription receivable to the Company. The investor in this closing represented that they were an "accredited investor," as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), and the sale of the Shares was made in reliance on exemptions provided by Regulation D and Section 4(2) of the Securities Act. The shares will be non-transferable in the absence of an effective registration statement under the Securities Act, or an available exemption there from, and all certificates will be imprinted with a restrictive legend to that effect.

In December the Company also issued 2,000,000 shares of common stock at $0.04 per share for invoices totaling $80,000 for services rendered to the Company for investor relations services, bookkeeping services and advisory and consulting services provided to the Company during the quarter ended December 31, 2008. These shares of common stock were issued in reliance on exemptions provided in Section 4(2) of the Securities Act for transactions not involving a public offering.

In December 2008, the Company issued restricted shares of common stock to engage a team of technology professionals for the development of the programs, web sites and to generally manage the technology of the Company and its subsidiaries. This team consists of five individuals which have agreed to be compensated by shares of the Company's common stock. The Company has issued 675,000 restricted shares of common stock at $0.04 per share for the work performed and to be performed in the near future. These shares require that each member of the team provide one year of continuous service to the Company for their shares to become vested. The Company will amortize these shares valued at $27,000 over the one year vesting period.

In December 2008, the Company also issued restricted common stock to officers and directors of the Company totaling 2,450,000 restricted shares of common stock at $0.04 per share to the officers of the Company valued at $98,000. These shares require that each officer provide one year of continuous service to the company in a position of officer for the shares to become vested. The value of these shares will be amortized over the one year vesting period. The Company also issued 500,000 restricted shares of common stock to a new member of the board of directors for assistance they will provide in recruiting and hiring of a professional to head the Company's medical division. These shares require six months continuous service to the Company as a director to become vested. The $20,000 value for these shares will be amortized over the six month vesting period.

All shares of common stock issued for services during the period ended December 31, 2008 were issued at market price.

(6) Investments -- Marketable Securities

The company has 1,000 shares of available for sale securities held by the Company, and has recorded $690 of losses in connection with fair value impairment for the quarter ended December 31, 2008. The Company's management has evaluated the likelihood that the impairment in the stock price of this investment would be permanent and it was determined that this was likely to be a permanent impairment for the remaining time that the Company intended to hold these securities and thus the Company has recorded a loss for the fair value adjustment in the total amount of $3,210 for the remaining shares owned by the Company.

OASIS ONLINE TECHNOLOGIES CORP
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 (Unaudited)

(7) Agreements

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

The Company used as consideration for the purchase of this Master License, money advanced by the Company to TranSend International, Inc. as part of a Line of Credit Agreement in the amount of $63,038 (which includes accrued interest through November 4, 2008) which was applied as the payment for the grant of the license. The Company had established a reserve of doubtful accounts equal to the entire principal and interest due under the line of credit. The Company recognized gain on recovery of bad debt of $ 63,038 based upon estimated value of the master license agreement. In addition the Company shall pay TranSend a royalty of 10% of the net sales of new PocketServer™ software licenses. The Company will also pay a royalty of 10% of the net collections from previous TranSend customers from which the Company is able to collect new fees and commitments.

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

Oasis Online Technologies Corp. was incorporated under the laws of the state of Minnesota in 1980 as Implant Technologies, Inc. To better reflect the Company's current goals the Company's name was changed to Oasis Online Technologies Corp on September 19, 2007.

Oasis Online Technologies Corp's planned business will be the marketing of key core technologies and products that are easily adaptable for multiple market segments which require secure storage and convenient mobile, portable, and/or online use of data. The Company's planned products and features will be designed and marketed to protect against or prevent real world problems such as transaction fraud, identity theft, online theft, expense account fraud, abducted children, and HIPPA compliance, while making the online experience easier and faster.

Management intends to acquire core technology platforms through acquisitions, licensing agreements, joint ventures, and/or by internally guided development. These core technologies should encrypt critical information, and be able to move this information on and off of smart-chip enabled mediums such as smart-cards, USB tokens, and cellular telephones. The information must be compressed to allow for the minimum storage capabilities of these devices. These core technologies, being platform based, will allow them to be readily adapted or combined with other feature-rich software applications or products to appeal to different market segments.

In accordance with Management's business plan, the Company has established (4) wholly-owned subsidiaries whereby each subsidiary can leverage the core technologies that Oasis will acquire, to focus its sales efforts exclusively on only one of the four distinct market segments that have initially been identified. This will allow each subsidiary to build distinctly different marketing and sales strategies tailored exclusively to their segments. As the success of this strategy may be demonstrated, and resources become available, the Company may form additional subsidiaries to take advantage of other opportunities and markets. The initial market segments to be targeted are; 1) Financial Institutions, 2) Online Consumers, 3) Medical Provider Networks, and 4) Families with young children.

On November 5, 2008. Oasis entered into a Master License Agreement with TranSend International for exclusive rights to its PocketServer software. The Master License Agreement allows Oasis to modify and distribute the PocketServer application at will. According to the agreement, Oasis will pay 10% of all net-revenues generated by the sale of the PocketServer application to TranSend International. Oasis plans to develop new applications from the PocketServer application to sell through its newly formed subsidiaries.

Management is currently researching multiple marketing options to sell the PocketServer application.

On October 24, 2008, Oasis entered into a Revenue Share Agreement with SVC Cards, Inc. to distribute its suite of debit and electronic payment products. According to the Agreement, Oasis will receive 60% of all revenues generated by the sale of SVC's products by Oasis. Should Oasis sell in excess of 10,000 units of any given product, Oasis' revenue share will increase to 65% of gross revenues generated. Oasis plans to sell the SVC suite of card products through its newly formed subsidiaries and is currently researching multiple marketing options to sell the SVC card products.

The Company is currently researching and negotiating with third-party service providers in order to create an identity-theft protection package to sell through its subsidiaries. Some of the services to be included in the package are a suite of credit-monitoring services as well as products to enhance certain e-mail functions. The company intends to bundle the contemplated services with its PocketServer software which provides additional online identity protection features as part of this package of services which will be sold direct to the consumer. The Company anticipates offering this package for sale as soon as suitable service providers have been identified and agreements have been secured.

On December 9, 2008 the Company appointed Ms. Jean Rice as its first independent Director to the Board of Directors. Ms. Rice was invited to serve on the Board in order to help lead the search for a qualified person to head our subsidiary which will market to medical provider networks, to conceptualize how to utilize our smart card technology for the Medical community. Ms. Rice also brings expert knowledge in the field of healthcare management. Ms. Rice was issued 500,000 shares of the Company's common stock for her participation on the Board of Directors and for her efforts in securing a qualified person to lead this subsidiary.

The Company generated no revenues during the quarter ended December 31, 2008. The Company has little capital but has begun receiving subscription payments for the stock subscriptions described below. The Company anticipates operational costs will be limited until such time as significant progress is made by management to raise the capital that will be needed to implement its current plan. To that end the Company is currently working on raising these funds and the Company has received as of February 7, 2009 subscriptions for over $450,000 of its $1.2 million funding plan.

The Company currently has significant accounts payable and anticipates trying to negotiate settlement of some of the current accounts payable and management feels confident in its ability to quickly move forward to revenue generating operations with revenues expected from product introductions expected to begin in the quarter ending March 31, 2009 and further moving the Company's business to the next stages.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended December 31, 2008, there were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not required by smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2008 the Company issued 1,760,000 shares of common stock to accredited investors for total investment of $252,000 in cash and subscriptions receivable to the Company. The investors in this closing represented that they were "accredited investors," as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), and the sale of the Shares was made in reliance on exemptions provided by Regulation D and Section 4(2) of the Securities Act. The Company did not use any form of advertising or general solicitation in connection with the sale of the shares of its common stock. No underwriters were used and no commissions or other consideration was paid in connection with the issuance of these shares. The shares will be non-transferable in the absence of an effective registration statement under the Securities Act, or an available exemption there from, and all certificates will be imprinted with a restrictive legend to that effect.

On December 29, 2008 the Company issued 1,333,334 shares of common stock to an accredited investor for a total investment of $200,000 in a subscription receivable to the Company. The investor in this closing represented that they were an "accredited investor," as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), and the sale of the Shares was made in reliance on exemptions provided by Regulation D and Section 4(2) of the Securities Act. The Company did not use any form of advertising or general solicitation in connection with the sale of the shares of its common stock. No underwriters were used and no commissions or other consideration was paid in connection with the issuance of these shares. The shares will be non-transferable in the absence of an effective registration statement under the Securities Act, or an available exemption there from, and all certificates will be imprinted with a restrictive legend to that effect.

In December the Company also issued 2,000,000 shares of common stock for invoices totaling $80,000 for services rendered to the Company for Investor relations services, bookkeeping services and advisory and consulting services provided to the Company during the quarter ended December 31, 2008. These shares of common stock were issued in reliance on exemptions provided in Section 4(2) of the Securities Act for transactions not involving a public offering. No underwriters were used and no commissions or other consideration was paid in connection with the issuance of these shares.

In December the Company issued restricted shares of common stock to engage a team of technology professionals for the development of the programs, web sites and to generally manage the technology of the Company and its subsidiaries. This team consists of five individuals which have agreed to be compensated by shares of the Company's common stock. The Company has issued 675,000 restricted shares of common stock for the work performed and that will be performed in the near future. These shares require that each member of the team provide one year of continuous service to the Company for their shares to become vested. The Company will amortize these shares valued at $27,000 over the one year vesting period.

In December the Company also issued restricted common stock to officers and directors of the Company totaling 2,450,000 restricted shares of common stock to the officers of the Company valued at $98,000. These shares require that each officer provide one year of continuous service to the company in a position of officer for the shares to become vested. The value of these shares will be amortized over the one year vesting period. The Company also issued 500,000 restricted shares of common stock to a new member of the board of directors for assistance they will provide in recruiting and hiring of a professional to head the Company's medical division. These shares require six months continuous service to the Company as a director to become vested. The $20,000 value for these shares will be amortized over the six month vesting period.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None during the three-month period covered by this report.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 10.1	Revenue Share Agreement Entered into on October 24, 2008 between SVC Cards, Inc. and Oasis Online Technologies Corp filed with the SEC on Form 10-Q filed November 12, 2008 included here by reference.

Exhibit 10.2	Master License Agreement Executed on November 5, 2008 between TranSend International, Inc. and Oasis Online Technologies Corp filed with the SEC on Form 10-Q filed November 12, 2008 and included Here by reference.

Exhibit 10.3	Form of Subscription agreement previously filed with the SEC on Form 8-K on November 20, 2008 and Included here by reference.

Exhibit 10.4	Form of Subscription Note and Pledge agreement previously filed with the SEC on Form 8-K on November 20, 2008 and included here by reference.

Exhibit 31.1	Certification by Chief Executive Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act, promulgated under the Securities and Exchange Act of 1934, as amended.

Exhibit 31.2	Certification by Chief Financial Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act, promulgated under the Securities and Exchange Act of 1934, as amended.

Exhibit 32.1	Certification by Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification by Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OASIS ONLINE TECHNOLOGIES CORP.

Date: February 12, 2009	By: /s/ Erik J. Cooper Erik J. Cooper Chief Executive Officer and President (Principal Executive Officer)

Date: February 12, 2009	By: /s/ John H. Venette John H. Venette Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)