Form 10-Q
period 2009-03-31
Oasis Online Technologies Corp
filed 2009-05-20
CIK 703339

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

                                                                                   Yes   X    No ___

As of May 14, 2009, the Registrant had 22,189,542 shares of common stock, $.01 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one): Yes__ No X

Index

Part I		Page

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2009 (unaudited) and June 30, 2008	4

	Statements of Operations, Three Months ended March 31, 2009 and 2008 (unaudited).	5

	Statements of Operations, Nine Months ended March 31, 2009 and 2008, And the period from April 26, 2006 (date of commencement of development Stage) through March 31, 2009 (unaudited).	6

	Statements of Cash Flows, Nine Months ended March 31, 2009 and 2008, And the period from April 26, 2006 (date of commencement of development Stage) through March 31, 2009 (unaudited).	7

	Notes to Financial Statements	8

Item 2.	Management Discussion & Analysis of Financial Conditions and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4T.	Controls and Procedures.	11

Part II.	Other Information

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

PART I FINANCIAL INFORMATION

The accompanying financial statements have been prepared by Oasis Online Technologies Corp, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2008 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Item 1.  Financial Statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
BALANCE SHEETS

                                 ASSETS
                                                   March 31,       June 30,
                                                      2009           2008
                                                  (Unaudited)    (See Note 1)
Current Assets                                   ------------     -----------
  Cash                                            $       610      $    9,159
  Marketable equity securities                            180          26,875
  Security Deposits                                       775             775
                                                  -----------      ----------
  Total Current Assets                                  1,565          36,809
                                                  -----------      ----------
Fixed Assets
  Furniture and equipment                               5,385           5,385
   Less accumulated depreciation                       (1,577)           (500)
                                                  -----------      ----------
Total Fixed Assets                                      3,808           4,885
                                                  -----------      ----------
Other Assets
  PocketServer License                                 63,038               -
    Less accumulated amortization                      (3,152)              -
                                                  -----------      ----------
Total Other Assets                                     59,886               -
                                                  -----------      ----------
Total Assets                                      $    65,259      $   41,694
                                                  ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable                                $    82,849      $   33,945
  Accounts payable-related party                        4,295           1,257
  Salaries Payable                                     79,134               -
                                                  -----------      ----------
  Total Current Liabilities                           166,278          35,202
                                                  -----------      ----------

Total Liabilities                                     166,278          35,202
                                                  -----------      ----------
Stockholders' (Deficit) Equity:
Common Stock, $.01 par value,
     100,000,000 shares authorized
     22,189,542 and 13,471,208 shares
     issued and outstanding respectively              203,516         134,712
Additional paid-in capital                          4,758,177       4,223,485
Accumulated (deficit)                              (3,539,288)     (3,539,288)
Accumulated (deficit) during development stage     (1,104,760)       (812,417)
Subscriptions and services receivable                (418,664)              -
                                                  -----------      ----------
Total Stockholders' Equity (Deficit)                 (101,019)          6,492
                                                  -----------      ----------
Total Liabilities and Stockholders' Equity (Deficit)   $    65,259      $   41,694
                                                  ===========      ==========

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                  Three Months Ended
                                                March 31,     March 31,
                                                 2009           2008
                                             ------------   ------------
Revenues                                     $          -   $          -
                                             ------------   ------------
Expenses:
  Accounting fees                                   1,000          1,000
  Legal fees                                        5,000         10,000
  Press release & Edgar fees                          585            458
  Transfer agent fees                               1,808          1,439
  Other professional fees                               -          1,080
  Compensation fees                                91,439         69,270
  Consulting fees                                   3,900          5,300
  Amortization Expense                              3,152              -
  Travel fees                                           -            626
  Rent expense                                      2,589          2,452
  Utilities expense                                   827
  Other                                               575          5,114
                                             ------------   ------------
  Total Expenses                                  110,875         96,739
                                             ------------   ------------
Net Ordinary (Loss)                          $   (110,875)       (96,739)
                                             ------------   ------------
Other Income
  Gain/ (Loss)
    Realized loss - sale of
     marketable securities                              -       (131,011)
                                             ------------  -------------
  Total Other Income                                    -       (131,011)
                                             ------------  -------------
Net (Loss)                                   $   (110,875)      (227,750)
                                             ============  =============

Per Share                                    $     (0.005)  $      (0.02)
                                             ============   ============
Weighted Average Number
of Shares Outstanding                          22,189,542     13,471,208
                                             ============   ============

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                 For the
                                                              Period from
                                                               April 26,
                                                             2006 (date of
                                                             Commencement
                                                             of development
                                                                  stage)
                                  Nine Months Ended            through
                                  March 31,     March 31,       March 31,
                                   2009           2008             2009
                               ------------   ------------    -------------
Revenues                       $          -   $          -    $           -
                               ------------   ------------    -------------
Expenses:
  Accounting fees                    16,800         12,000           40,500
  Legal fees                         35,000         55,000          111,296
  Press release & Edgar fees          3,801          4,590            9,461
  Transfer agent fees                 7,856          8,043           21,246
  Other professional fees             1,225          1,591            5,134
  Compensation fees                 184,845         69,269          336,119
  Consulting fees                    83,900         19,300           97,900
  Bad debt expense                        -              -           60,992
  Amortization Expense                3,152              -            3,152
  Travel fees                             -          9,735           15,393
  Rent expense                        7,657          4,169           14,361
  Utilities                           5,375              -            5,375
  Other                               4,606          7,332           17,471
                               ------------   ------------    -------------
  Total Expenses                    354,217        191,029          738,400
                               ------------   ------------    -------------
Net Ordinary (Loss)            $   (354,217)  $   (191,029)   $    (738,400)
                               ------------   ------------    -------------
Other Income
  Gain/ (Loss)
    Realized loss – sale of
     marketable securities           (3,210)      (191,613)        (432,538)
   Interest Income – Other            2,045              -            3,140
  Gain on bad debt collection        63,038              -           63,038
                               ------------  -------------   --------------
  Total Other Income                 61,873       (191,613)        (366,360)
                               ------------  -------------   --------------
Net (Loss)                     $   (292,344)  $   (382,642)   $  (1,104,760)
                               ============   ============    =============

Per Share                      $      (0.02)  $      (0.03)   $       (0.09)
                               ============   ============    =============
Weighted Average Number
of Shares Outstanding            16,646,525     13,104,549       11,855,697
                               ============   ============    =============

The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                  For the period from
                                                                  April 26,2006 (date
                                                                  of Commencement of
                                                                   development Stage)
                                           Nine Months Ended           through
                                          March 31,     March 31,      March 31,
                                            2009          2008            2009
                                        ------------  ------------   --------------
Cash Flows from Operating Activities:
  Net (loss)                              $ (292,344) $   (382,642)   $  (1,104,760)
Adjustments to reconcile net loss
  to cash used in operating activities:
    Depreciation                               1,077           231            1,578
    Increase in accounts payable              47,648        12,188           82,850
    Decrease in Subscription Receivable            -         2,000                -
    (Decrease) in checks written in
      excess of cash balance                       -       (5,293)                -
    Increase/(Decrease) in accounts
      Payable related party                    4,295         (873)            4,295
    Loss on sale of marketable securities      3,210       191,613          432,538
    Increase in pre-paid expenses            (26,917)            -          (26,917)
    Increase in Salaries payable              79,133             -           79,133
    Increase in amortization PS License        3,152             -            3,152
                                          ----------    ----------     ------------
Net Cash (Used in) Operating Activities     (180,746)     (182,776)        (528,133)
                                          ----------    ----------     ------------
Cash Flows from Investing Activities
  Furniture and equipment                          -        (5,385)          (5,385)
  Leasehold improvement                            -        (1,318)               -
  Security Deposits                                -          (775)            (775)
  Cash received from sale of
   Available for sale securities              23,485       142,137          309,782
  Pocket Server License                      (63,038)            -          (63,038)
                                          ----------    ----------     ------------
Net Cash Provided by Investing Activities    (39,553)      134,659          240,584
                                          ----------    ----------     ------------
Cash Flows from Financing Activities
  Issuance of Common Stock for Cash
    And Notes payable to the company         451,996        51,045          523,042
  Issuance of common stock for services       80,000             -           80,000
  Issuance of common stock for
    Future services                           47,000             -           47,000
  Issuance of common stock to officers
    Vested portion                            24,500             -           24,500
  Subscription receivable                   (391,746)            -         (391,746)
  Additional paid in capital                       -         5,363            5,363
                                          ----------    ----------     ------------
Net Cash Provided by Financing Activities    211,750        56,408          288,159
                                          ----------    ----------     ------------
Increase (decrease) in Cash                   (8,549)        8,293              610

Cash, Beginning of Period                      9,159             -                -
                                          ----------    ----------     ------------
Cash, End of Period                       $      610    $    8,293     $        610
                                          ==========    ==========     ============
Interest Paid                             $        -    $        -                -
                                          ==========    ==========     ============
Income Taxes Paid                         $        -    $        -                -
                                          ==========    ==========     ============
The accompanying notes are an integral part of the financial statements.

OASIS ONLINE TECHNOLOGIES, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
  March 31, 2009 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of March 31, 2009, the statements of operations and the statements of cash flows for the three month and nine  month periods ended March  31, 2009 and 2008 have been prepared by Oasis Online Technologies Corp (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March  31, 2009 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2008 audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

(2) Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital and limited business operations, which raises substantial doubt about its ability to continue as a going concern.

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

Management has identified markets that they view as favorable for development and has developed initial plans and products for penetrating these markets. Management has identified and acquired access and rights to key technologies they believe will form the core of the Company’s product line. Management of the Company is currently in the process of creating four distinct subsidiaries in order to market its current and future products and services through. Management believes that their plan provides an opportunity for the Company to continue as a going concern.

(3) Development Stage Company

Based upon the Company’s current business plan, it is a development stage enterprise since operations have just commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began April 26, 2006 when it commenced activities to again establish the Company as a reporting company with the Securities and Exchange Commission.

(4) Related Party Transactions

During the nine months ended March 31, 2009 the Company’s largest single shareholder, Big Eye Capital, Inc. (“Big Eye”) as well as two affiliates of the Company made cash advances to the Company to pay expenses. At March 31, 2009, the Company owed $4,295 to Big Eye and Company affiliates for advances made to the Company to pay expenses. These cash advances to the Company are uncollateralized, bear no interest and are due on demand.

OASIS ONLINE TECHNOLOGIES CORP
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 (Unaudited)

 (5) Common Stock

Pursuant to the Articles of Incorporation, as amended on September 19, 2007, the Company is authorized to issue 100,000,000 common shares, with a par value of $.01 per share. As of March 31, 2009 there were 22,189,542 shares of common stock issued and outstanding.

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

In December 2008, the Company issued restricted shares of common stock to engage a team of technology professionals for the development of the programs, web sites and to generally manage the technology of the Company and its subsidiaries. This team consists of five individuals which have agreed to be compensated by shares of the Company’s common stock. The Company has issued 675,000 restricted shares of common stock at $0.04 per share for the work performed and to be performed in the near future. These shares require that each member of the team provide one year of continuous service to the Company for their shares to become vested. The Company will amortize these shares valued at $27,000 over the one year vesting period.

In December 2008, the Company also issued restricted common stock to officers and directors of the Company totaling 2,450,000 restricted shares of common stock at $0.04 per share to the officers of the Company valued at $98,000. These shares require that each officer provide one year of continuous service to the company in a position of officer for the shares to become vested. The value of these shares will be amortized over the one year vesting period. The Company also issued 500,000 restricted shares of common stock to a new member of the board of directors for assistance they will provide in recruiting and hiring of a professional to head the Company’s medical division. These shares require six months continuous service to the Company as a director to become vested. The $20,000 value for these shares will be amortized over the six month vesting period.

All shares of common stock issued for services during the Company’s second quarter were issued at market price. The Company did not issue any shares of stock during the period ended March 31, 2009

(6) Investments -- Marketable Securities

The company has 1,000 shares of available for sale securities held by the Company, and has recorded $690 of losses in connection with fair value impairment for the quarter ended December 31, 2008. The Company’s management has evaluated the likelihood that the impairment in the stock price of this investment would be permanent and it was determined that this was likely to be a permanent impairment for the remaining time that the Company intended to hold these securities and thus the Company has recorded a loss for the fair value adjustment in the total amount of $3,210 for the remaining shares owned by the Company.

OASIS ONLINE TECHNOLOGIES CORP
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March  31, 2009 (Unaudited)

(7) Agreements

On October 24, 2008 the Company entered into a 3-year Revenue Share Agreement (the "Revenue Agreement") with SVC Cards, Inc., pursuant to which SVC Cards, Inc. has agreed to enter into distribution agreements with Oasis so that the Company can market SVC’s financial products to Oasis customers and contacts. Under the terms of the Revenue Share Agreement, Oasis will receive 60-65% of the net revenue generated from the sale of SVC’s products and the Company can create its own co-branded products with SVC Cards.

On November 5, 2008, Oasis Online Technologies (the “Company”) entered into a Master License Agreement with TranSend International, Inc., a Nevada corporation (“TranSend”), pursuant to which the Company acquired a 5-year exclusive Master License for Transend’s PocketServer™ software. The license gives the Company the right to distribute, grant sub-licenses, co-brand, re-brand, grant additional master licenses, use, sell, offer for sale, import, or otherwise distribute PocketServer™ anywhere in the world. The license also grants the Company the right to further sublicense PocketServer™ to any third party for further distribution of the Products, as that term is defined in the Master License Agreement.

The Company used as consideration for the purchase of this Master License, money advanced by the Company to TranSend International, Inc. as part of a Line of Credit Agreement in the amount of $63,038 (which includes accrued interest through November 4, 2008) which was applied as the payment for the grant of the license. The Company had established a reserve of doubtful accounts equal to the entire principal and interest due under the line of credit.  The Company recognized gain on recovery of bad debt of $ 63,038 based upon estimated value of the master license agreement.  In addition the Company shall pay TranSend a royalty of 10% of the net sales of new PocketServer™ software licenses.  The Company will also pay a royalty of 10% of the net collections from previous TranSend customers from whom the Company is able to collect new fees and commitments.

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

On November 5, 2008, Oasis entered into a Master License Agreement with TranSend International for exclusive rights to its PocketServer software. The Master License Agreement allows Oasis to modify and distribute the PocketServer application at will. According to the agreement, Oasis will pay 10% of all net-revenues generated by the sale of the PocketServer application to TranSend International. Oasis plans to develop new applications from the PocketServer application to sell through its newly formed subsidiaries.

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

The Company is still researching and negotiating with third-party service providers in order to create an identity-theft protection package to sell through its subsidiaries. Some of the services to be included in the package are a suite of credit-monitoring services as well as products to enhance certain e-mail functions. The company intends to bundle the contemplated services with its PocketServer software which provides additional online identity protection features as part of this package of services which will be sold direct to the consumer. The Company anticipates offering this package for sale as soon as suitable service providers have been identified and agreements have been secured.

Management is currently researching and negotiating with potential acquisition candidates in electronic payment and online business directory markets.

The Company has begun development of a search-based website that it intends to launch in the near term. The website allows users to search and browse the Internet in a secure and anonymous manner.

The Company generated no revenues during the quarter ended March  31, 2009. The Company has little capital but has begun receiving subscription payments for the stock subscriptions described below. The Company anticipates operational costs will be limited until such time as significant progress is made by management to raise the capital that will be needed to implement its current plan. To that end the Company is currently working on raising these funds and the Company has received subscriptions for over $450,000 of its $1.2 million funding plan. Although the Company has received subscriptions for over $450,000, payments have been delayed by some of the subscribers in accordance with their individual subscription agreements.  Management is confident that these subscription payments will begin again in the near term.

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

ITEM 4T CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

OASIS ONLINE TECHNOLOGIES CORP.

Date: May 18, 2009	By /s/ Erik Cooper .
Erik Cooper
Chief Executive Officer and President (Principal Executive Officer)

Date: May 18, 2009	By /s/ John Venette .
John Venette
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)