Form 10-Q/A
period 2007-12-31
Capital Group Holdings, Inc.
filed 2012-03-20
CIK 703339

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
Amendment #1

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

(480) 634-5840
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No___

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ___  No X

As of January 29, 2008, the Registrant had 13,470,854 shares of common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__ No X

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on February 14, 2008 (the “Form 10-QSB”), is solely to correct the indication that the registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, which was indicted in the original filing in error.  No other changes have been made to the Form 10-QSB.  This Amendment No.1 continues to speak as of the original filing date and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-QSB filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oasis Online Technologies Corp.
March 13, 2012	/s/ Erik J. Cooper
By:	Erik J. Cooper
Its:	Chairman President Chief Executive Officer

/s/ Eric Click
By:	Eric Click
Its:	Director Secretary Treasurer Chief Financial Officer Chief Operating Officer Principal Accounting Officer