Form 10-K/A
period 2008-06-30
Capital Group Holdings, Inc.
filed 2012-03-20
CIK 703339

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
Amendment No. 1

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 000-17064

Oasis Online Technologies Corp.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-1430130
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4710 E Falcon Drive Suite 213 Mesa, Arizona 85215
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code:                                                                                                (480) 634-5840

Securities registered pursuant to Section 12(b) of the Act:                                                                                                None

Securities registered pursuant to Section 12(g) of the Act:                                                                                                Common Stock, $.01par value
___________________

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  No[X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  Yes [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   No [X]

The issuer’s revenues for fiscal year end June 30, 2008 were $0.

As of June 30, 2008, the aggregated mark value of the registrant’s common stock held by non-affiliates of the issuer was:  $398,085.

The number of shares outstanding of the issuer’s common stock, $0.01 par value, was 13,471,208 as of June 30, 2008.

Transitional Small Business Disclosure Format (Check one):  No [X]

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on October 14, 2008 (the “Form 10-K”), is solely to correct the indication that the registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, which was indicted in the original filing in error.  No other changes have been made to the Form 10-K.  This Amendment No.1 continues to speak as of the original filing date and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K filing.

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