Form 10-Q/A
period 2008-09-30
Capital Group Holdings, Inc.
filed 2012-03-20
CIK 703339

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, as filed with the Securities and Exchange Commission on November 12, 2008 (the “Form 10-Q”), is solely to correct the indication that the registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, which was indicted in the original filing in error.  No other changes have been made to the Form 10-Q.  This Amendment No.1 continues to speak as of the original filing date and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q filing.

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