Form 10-K
period 2009-06-30
Capital Group Holdings, Inc.
filed 2012-04-11
CIK 703339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-17064

CAPITAL GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1430130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7689 E Paradise Ln. Suite 5 Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:    (480) 998-2100

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒ No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    Accelerated filer   Non-accelerated filer    Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   No  ☒

The number of shares of common stock ($0.01 par value) outstanding as of June 30, 2009, was 19,596,208.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CAPITAL GROUP HOLDINGS, INC.
FOR THE FISCAL YEAR ENDED
JUNE 30, 2009

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

-	our current lack of working capital;
-	inability to raise additional financing;
-
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

-	deterioration in general or regional economic conditions;
-	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
-	inability to efficiently manage our operations;
-	inability to achieve future sales levels or other operating results; and
-	the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

On April 12, 2010 the Oasis Online Technologies Corp. name was changed to Capital Group Holdings Inc.  Throughout this Annual Report references to “we”, “our”, “us”, “Oasis Online Technologies Corp.”, “Oasis Online”, “Oasis”, “Capital Group Holdings”, “Capital Group”, “CGHC”, “the Company”, and similar terms refer to, Capital Group Holdings, Inc.

PART I

ITEM 1.  BUSINESS

Company History

The Company was incorporated under the laws of the state of Minnesota in 1980. The Company was formed for the purpose of developing and marketing medical products.

In connection with its corporate purposes, the Company made a registered public offering of its common stock which became effective October 25, 1982, and closed on December 12, 1982. The offering was made pursuant to a registration statement under the Securities Act of 1933 filed with the Securities and Exchange Commission (the “SEC”) on Form S-18.

In April 1991, the Company ceased operations. The Company was involuntarily dissolved by the State of Minnesota effective June 15, 1995. On April 26, 2006 the State of Minnesota reinstated the Company’s corporate charter.

In April 2006, Tom Bach, the sole remaining member of the Company’s Board of Directors (the “Board”), appointed new directors, Michael Friess, Sanford Schwartz and John Venette and then resigned as an officer and director of the Company. The Board then appointed Michael Friess as President and Chief Executive Officer of the Company and John Venette as Secretary, Treasurer and Chief Financial Officer of the Company.

On November 17, 2006 the company held a shareholder meeting to amend the Articles of Incorporation and to increase the authorized common stock of the Company to eight hundred million (800,000,000) pre-reverse split shares and to elect Michael Friess, Sanford Schwartz and John Venette to serve on the Board.
On December 4, 2006, the Company issued 80,000,000 pre reverse-split shares of its common stock to two individuals, (Sanford Schwartz and Michael Friess), for $10,000 cash payment and a $10,000 note payable to the Company, which was collected in full.

Pursuant to a Stock Purchase Agreement, effective July 10, 2007, two of the Company's directors, Michael Friess and Sanford Schwartz, sold 80,000,000 pre reverse-split shares (approximately 80.48% of the total issued and outstanding shares) of the Company's common stock to Big Eye Capital, Inc., resulting in a change in control of the Company.

On July 10, 2007, in connection with that Stock Purchase Agreement with Big Eye Capital, Inc., the Company received a letter of resignation from Michael Friess resigning as an officer and director of the Company and a letter of resignation from Sanford Schwartz resigning as a director of the Company, both effective immediately. Following receipt of these letters of resignation, the Board named Erik J. Cooper as the Chairman, President and Chief Executive Officer, also effective immediately, while John H. Venette remained as a director as well as the Chief Financial Officer, Treasurer and Secretary.

On September 19, 2007, the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Minnesota to (i) change its name from Implant Technologies, Inc. to Oasis Online Technologies, Corporation, and (ii) give notice of an eight-for-one reverse stock split of the shares of the Company’s common stock.

Upon effectiveness of the eight-for-one reverse stock split, all issued and outstanding shares of the Company’s common stock, as of the effective date, were reduced from 99,438,464 shares prior to the reverse split to 12,430,162 shares following the reverse stock split. No fractional shares were issued. In lieu of issuing fractional shares, the Company issued to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split an additional full share of its Common Stock. The number of authorized shares of common stock of the Company was reduced by the same eight for one ratio so that the authorized common stock of the Company is one hundred million (100,000,000) shares. The name change became effective and the Company began using the new name on September 19th, 2007. The reverse split became effective on September 26, 2007.  All references in the accompanying financial statements to the number of shares of common stock and per share amounts have been retroactively adjusted to reflect the reverse stock split.

On October 22, 2007, in a share exchange agreement, the Company issued 990,000 post-split shares of its common stock in exchange for 99,000 freely trading registered shares of Immunosyn Corporation, a Delaware corporation, from Argyll Equities, LLC.

Significant Operations

On November 1, 2007, the Company entered into a lease agreement directly adjacent to Transend International in Mesa, AZ. The Company immediately began collaborating with Transend's management and development teams in order to attempt to secure a contract with Mastercard International to participate in their OneSmart Mastercard program. The OneSmart Mastercard was to feature a suite of applications and the Pocketserver application was to be offered on the smart-chips.

The Company acquired the Master License Agreement from Transend International as settlement for advance payments that were made to Transend pursuant to the Line of Credit Funding Agreement on April 23, 2008, in anticipation of an acquisition of Transend by the Company. After thorough due diligence that was performed between April 23, 2008 and November 5, 2008 by the Company on Transend, it was determined that acquiring Transend was not in the best interest of the Company as Transend was experiencing a rapid decline in revenues due to losing a primary customer.

After acquiring the Pocketserver license pursuant to the November 5, 2008 agreement with Transend, the Company began developing 2 new applications based on the pocketserver software and utilized the development team from Transend.  The Development took place from November 5, 2008 to April 2009.

The following is a description of two of the applications that were being developed using the Pocketserver technology license:

AmberCard    AmberCard is a smart-card and USB application which stores high resolution images and data which can be used to quickly retrieve and disseminate critical time-sensitive information on abducted children. The application highly compresses the images so that they can be fit on very small storage devices (such as a 32k EMV smart chip) which are fully encrypted and require 2-factor authentication protocols to unlock. The information is stored on the chip via a USB smart-card reader which is connected to the user’s personal computer and/or a USB dongle which contains an internal processing chip. The application would be used to store children's images and information on a card or USB device which can be carried by a parent at all times. Company still has possession and retains all the rights to the software.

Smart ID Card   The Smart ID card was a proof-of-concept development which stored a person's image and personal and travel information securely on the card (again using 2 factor authentication protocols for security) which could be used for quick retrieval of the data. The card would be useful for travelers as well as within closed groups (such as secure business environments) where ID would have to be presented and data collected simply by inserting the card into a reader so identity could be verified and any other corresponding information could be obtained simply by inserting the card into a reader.  Company still has possession and retains all the rights to the software.

On October 24, 2008, the Company entered into a revenue sharing agreement with SVC cards where the Pocketserver technology would be placed on the cards and the Company would share revenue with SVC on their cards that are marketed by the Company.  No revenue was recognized pursuant to this agreement as SVC cards experienced a financial decline and was not operational long after.

Throughout much of fiscal year 2009, the Company had limited operations as it was unable to secure the required capital to execute its business plan and had to seek other business opportunities.

In January 2010, the Company identified a market in the telemedicine industry to pursue.  On September 2010 the Company entered into an agreement with a provider of telemedicine to market services under OneHealthPassTM.  This agreement was later replaced with an agreement with a strategic alliances partner on September 2011 to increase the quality and reliability of the service.

In January 2010, the Company identified a market for the use of the proprietary technology from past development efforts on developed applications.  The Company determined that the information that was stored on these applications could be managed by a centralized system.  Based on this concept and technology, the company commenced developing the Platform, a dynamic Personal Health Record (PHR) one of the backbone components of OneHealthPassTM.

In April and May 2010, the company contracted with developers whom some have worked on the original application and the Company’s technology.  This new development team’s efforts are geared to develop the OneHealthPassTM Platform which is the user’s interface and backend technology for the Company’s telemedicine offering, manage history, and interface with our strategic alliances partner’s systems.
In September 2011, the Company produced the OneHealthPassTM corporate video, and started production of an advertisement for direct response advertising.

The Company has entered into talks with a direct response agency to manage a direct response advertising campaign.

The Company has entered into talks with call center to manage inbound customer calls for the direct response campaign.

With all of the agreements in place and sufficient development of the OneHealthPassTM Platform, the Company has commenced the marketing of OneHealthPassTM and will continue developing the Platform and managing the direct response advertising campaign throughout 2012.

Continued execution on operating plan subsequent to December 31, 2007:

The Company continued to execute on the strategy and operating plan developed during the three months ended December 31, 2007 which transitioned the company from a shell company to a Development stage company with the following major events:

The Company advanced TranSend International, Inc. $59,900 with accrued interest of $1,092.  The line advanced to TranSend along with the accrued interest was written off to bad debt as it was determined that the amount would be uncollectible.  The bad debt was later applied to the acquisition of a 5-year exclusive Master License for Transend's PocketServer software.

The Company entered into a revenue share agreement with SVC Cards, Inc., pursuant to which SVC has agreed to enter into distribution agreements with the Company so that the Company can market SVC financial products to the Company customers and contacts.

The Company raised significant equity capital for the continued operations and execution of the operating plan.

The Company incurred significant liabilities for the further research and development of markets for the licenses and products identified in the operating plan developed during the three months ended December 31, 2007.

The Company entered into material loan agreements for the placement of convertible notes payable to secure additional funding.

The Company contracted with a development team to continue developing the Company’s platform technology which will be used by the Company to deliver its health and wellness products to its customers.
The Company has secured over $1,000,000 of debt and equity financing pursuant to the operating and strategy plan developed during the three months ended December 31, 2007 and executed on during that time and over the following four years.

Initiated the acquisition of pharmacy for cash and stock which was later rescinded as the Company determined the acquisition was not in the best interest of shareholders.

The Company initiated strategic alliances and agreements to develop the OneHealthPassTM Platform, technology and telemedicine services.

Business Developments

We intend to offer a suite of secure, online products that provide consumers with the tools to more effectively manage their health and wellness as well as the ability to manage their personal health records, from all of their healthcare providers whether paper-based or digital. We are part of a trend where people are increasingly trusting on-line services as a way for them to store and manage critical, sensitive information such as medical records, financial records and vital documents.

Products and Services

Our suite of secure, web-based products all are built on an open source technology that allows users, including consumers, affinity groups, membership organizations, small businesses, physicians and health care professionals to easily store and organize information.  Our consumer products are built around our “OneHealthPassTM” Brand.  Our planned site will consist of www.OneHealthPass.com.

OneHealthPassTM is an easy-to-use, secure web-based Personal Health Record system, or PHR, which allows documents, images and voice mail messages to be transmitted in and out of our system using a variety of methods, including fax, voice and file upload. OneHealthPassTM converts documents it receives by fax into Adobe's Portable Digital Format, or PDF, file. These files, as well as voice files and any other uploaded files are stored in the consumer's personal account, which is secured by a unique user ID and password combination. A notification is sent to up to three user e-mail addresses (including to e-mail enabled cell and smart phones) whenever a new record is received.

Users can then access their files via the Internet and take advantage of an intuitive, customized filing system that allows them to categorize, annotate and file their records for easy access, organization and retrieval. Users can then print, download, e-mail or fax their records from their account, giving our customers greater control over their own personal health records and other information, which they can share with health care providers and others as they move through the continuum of care.

We plan to initially sell our OneHealthPassTM Telemedicine product primarily direct to consumers through a direct response advertising campaign.

We recognize the critical nature of managing an individuals' health information requires that our products and advances be implemented with the utmost care to protect the privacy and confidentiality of our customers' data. The Health Insurance Portability and Accountability Act of 1996, commonly referred to as HIPAA, requires covered entities to protect the privacy and confidentiality of protected health information, or PHI, of their patients and customers. Although we are not a covered entity (as that term is defined in HIPAA), we consider it important to take into account the Privacy and Security Standards and other requirements of HIPAA when implementing our products and services and believe that we meet and/or exceed current HIPAA standards.

The Health Information Technology for Economic and Clinical Health Act, commonly referred to as HITECH, enacted on February 17, 2009 as part of the American Recovery and Reinvestment Act, expanded HIPAA's reach beyond that of just covered entities. Now, business associates, defined as an entity that performs a function, activity, or service on behalf of a covered entity and that requires use or access the information of the covered entities, and vendors of Personal Health Records that use or access information, must also comply with the Privacy and Security Standards of HIPAA. One of the key obligations under HITECH is the requirement to notify individuals when there has been (or there is a strong possibility of) a breach of the individual's information.

While we only rarely function as a business associate to a covered entity, we continue to meet and/or exceed the current HIPAA standards. Further, as a vendor of PHRs, we are implementing policies and procedures and reviewing our relationships with all necessary parties to ensure our compliance with HITECH and its associated regulations.

We plan to continue to take advantage of the burgeoning consumer health information market and leverage recent federal legislation, including the HITECH Act. We believe that the health care reform legislation recently passed by Congress and signed by the President into law represents a significant behavioral shift in how consumers manage their health care because of the requirement that everyone have insurance. We also believe that as medical costs and insurance costs increase, and benefits decrease, healthcare consumers will require greater control over their personal (and their family's) health information.

OneHealthPassTM with its dynamic PHR enable consumers to store their important medical records and data in one central and secure place where they can manage those records and control how they are accessed and shared. While every healthcare consumer in the U.S., as well as other countries that are focused on health information technology, are potential users of our OneHealthPassTM Platform, we believe that the product has most appeal to these particular market niches:

•	The chronically ill and their families who share information among many doctors; this "co-morbid population" represents a disproportionate share of U.S. health care costs;

•	Individuals with Health Savings Accounts who need to carefully manage their eligible expenses over the course of a year;

•	Consumers with "senior" parents who, in their role as caregivers, want to be sure they have current medical information readily available to react quickly in case of parental illness;

•	Consumers with newborns who will be able to build a complete medical file for the newborn, which can last the newborn's entire life;

•	Employees who are forced to change doctors and other providers when their employer changes health insurance and who therefore need to manage the transfer to medical information to their new providers;

•	Travelers and businesspeople working overseas who want to ensure that they always have access to their medical records in the event of an emergency.

Our Products

Telemedicine Services   The Company intends to contract with strategic alliances partners throughout the country to provide access to our members and customers with the best and broadest market coverage for telemedicine services.

Specialist referral services typically involves of a specialist assisting a general practitioner in rendering a diagnosis. This may involve a patient "seeing" a specialist over a live, remote consult or the transmission of diagnostic images and/or video along with patient data to a specialist for viewing later. Recent surveys have shown a rapid increase in the number of specialty and subspecialty areas that have successfully used telemedicine. Radiology continues to make the greatest use of telemedicine with thousands of images "read" by remote providers each year. Other major specialty areas include: dermatology, ophthalmology, mental health, cardiology and pathology. According to reports and studies, almost 50 different medical subspecialties have successfully used telemedicine.

Patient consultations using telecommunications to provide medical data, which may include audio, still or live images, between a patient and a health professional for use in rendering a diagnosis and treatment plan. This might originate from a remote clinic to a physician's office using a direct transmission link or may include communicating over the Web.

Remote patient monitoring uses devices to remotely collect and send data to a monitoring station for interpretation. Such "home telehealth" applications might include a specific vital sign, such as blood glucose or heart ECG or a variety of indicators for homebound patients. Such services can be used to supplement the use of visiting nurses.

Medical education provides continuing medical education credits for health professionals and special medical education seminars for targeted groups in remote locations.

Consumer medical and health information includes the use of the Internet for consumers to obtain specialized health information and on-line discussion groups to provide peer-to-peer support.

Benefits of Telemedicine

Telemedicine has been growing rapidly because it offers three fundamental benefits:

Improved Access   For over 40 years, telemedicine has been used to bring healthcare services to patients in distant locations. Not only does telemedicine improve access to patients but it also allows physicians and health facilities to expand their reach, beyond their own offices.

Cost Efficiencies   Reducing or containing the cost of healthcare is one of the most important reasons for funding and adopting telehealth technologies. Telemedicine has been shown to reduce the cost of healthcare and increase efficiency through better management of chronic diseases, shared health professional staffing, reduced travel times, and fewer or shorter hospital stays.
Patient Demand   Consumers want telemedicine. The greatest impact of telemedicine is on the patient, their family and their community. Using telemedicine technologies reduces travel time and related stresses to the patient. Over the past 15 years study after study has documented patient satisfaction and support for telemedical services. Such services offer patients the access to providers that might not be available otherwise as well as medical services without the need to travel long distances.

OneHealthPassTM Additional Features

OneHealthPassTM will offer users multiple ways to enter their personal medical information, including by voice or digital file upload.  We believe this capability makes OneHealthPassTM easier to use than other products in the marketplace and makes our product's information storage features more accessible to potential customers. In addition to the core document conversion, storage and retrieval capabilities, OneHealthPassTM provides a layer of useful, value-added interactive tools to help users better manage their personal and/or their families' medical records. These tools include:

Ability to Attach Received Faxes to e-mail Notifications   Users can elect to have records attached to the notification e-mail they receive when a new medical record is received into their account. This capability is intended to save users the extra step of logging into their account to view new records, which we believe creates a higher level of convenience and usability.

Health History   Users can enter their personal health history, including information about doctors (such as a doctor's name, address and specialty), vaccinations and immunizations, hospitalizations/surgeries, allergies and medical conditions that may affect ongoing healthcare.

Appointment Calendar Feature   Users are able to take advantage of a calendar feature to schedule and generate reminders about upcoming doctor and other health-related appointments. These reminders appear when a user logs into his or her OneHealthPassTM PHR account and also can be sent to the user's e-mail address (or e-mail enabled cell phone) and imported into Microsoft Outlook.

Prescription History and Refill Reminder Feature   Users are able to enter their prescriptions, pharmacies and refill dates into their OneHealthPassTM accounts. The system generates reminders about refills, which are visible to users when they log into their accounts and are sent to their e-mail addresses (or e-mail enabled cell phone).
Drug Information and Interaction Database   Users can check for potential interactions across multiple prescriptions and over the counter drugs with this comprehensive database, licensed from Multum. When each user adds a new drug to their MMR PHR prescription history, they can quickly determine if that medication has any kind of negative interaction with other prescriptions they take. This tool is especially vital because drug interactions kill as many as 100,000 Americans each year and consumers who see multiple providers are especially at risk.

Voice Reminders and Messaging   We believe our OneHealthPassTM Records PHR product may create more efficient communication between doctors and patients. In addition to using a patient's personal OneHealthPass Records PHR telephone number to fax health information to a patient's secure on-line account, people can use the telephone number to leave a voice message, such as an appointment reminder, in a secure voice mailbox that is only accessible by the OneHealthPassTM PHR user. Users can also take advantage of this feature to leave themselves a reminder message such as for a doctor appointment or prescription refill reminder. Our OneHealthPassTM PHR product is designed to send a user a notification via e-mail when he or she receives a voice message. This gives users a helpful tool that they can access remotely.

Secondary Passwords on Selected File Folders   Users can assign a second password to four of the file folders in their OneHealthPassTM PHR account. This feature creates an additional layer of security for personal vital or medical documents that a OneHealthPassTM PHR user does not want a doctor to have access to in the event that the user has given the doctor access to the account, or if the user does not want other family members to be able to see selected information.

Emergency Log-In For Physicians and Other Emergency Response Personnel   Users can create a special password, discretely associated with each family member, which doctors and other emergency response personnel can use to gain access to the particular family member's medical records in the event of a medical emergency. This password grants access to an account but does not allow any additions, changes or deletions to be made to the account. In addition, users can decide which records a doctor will be able to see in an emergency situation. Users can write this password on an emergency sticker they receive when they enroll in our OneHealthPassTM PHR service, which can be affixed to a driver's license or personal ID. Users can even include a photograph in their emergency profile.

Health Information Library   Users have access to an interactive audio and visual encyclopedia, licensed from a third-party, of over 2,000 health information topics presented in both English and Spanish.

U.S. Healthcare Market

On March 23, 2010, President Obama signed into law a major overhaul of the United States health care and health insurance industries. As part of this overhaul, we anticipate that there will be an increased demand for the cost savings inherent in the use of electronic medical records, particularly the benefits to patients by having a personal health record. Also in February 17, 2009, President Obama signed into law the American Reinvestment and Recovery Act of 2009, or the ARRA, representing the largest government-driven investment in electronic healthcare technologies. Within ARRA, the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisioned more than $19 billion in incentives to healthcare organizations that modernize their medical records systems through the widespread use of health information technology, or HIT. Throughout the process of healthcare reform, the challenge to rein in healthcare expenses will continue to be the nation's long-term fiscal challenge and this creates opportunities for HIT solutions that are shown to create greater efficiencies in care, safety and costs.

Our marketing strategy for our OneHealthPassTM calls for focus on four sales channels:

Direct to Consumer Marketing   We intend to continue to focus on marketing our OneHealthPassTM directly to consumers via both on-line and off-line advertising vehicles. OneHealthPassTM is currently available to individuals on a monthly or annual subscription basis.

Corporate Sales and Employee Benefit Offering    We are pursuing the human resources and benefits market to secure agreements or strategic arrangements providing for companies to offer our product to their employees and members. We believe the user-friendly nature of OneHealthPassTM makes it readily acceptable to employees and gives companies a low cost way to demonstrate their employee-friendliness.

Affinity Groups and Membership Organizations   OneHealthPassTM can be bundled with other health or travel-related services. For example, a travel accident insurance company can include our OneHealthPassTM in its suite of emergency medical and repatriation services for travelers going abroad.  We believe giving users the ability to access their medical records in an emergency situation overseas may add considerable value to an insurance company's travel insurance policies. Additionally, an affinity group, such as an alumni association, may offer OneHealthPassTM as a recruitment or renewal tool.

Private Label Branding   OneHealthPassTM is designed to allow site pages to be customized with a corporate, affinity group or membership organization logo and content that is specific to that entity. The technology built into OneHealthPassTM also is designed to allow companies, groups or organization to instantly communicate with hundreds or even thousands of employees in the event of an announcement or emergency situation.

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

The Company does not intend to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction other than what is filed publicly.

ITEM 1A.     RISK FACTORS

An investment in our common stock involves a high degree of risk, and should not be made by anyone who cannot afford to lose their entire investment.  You should consider carefully the risks set forth in this section, together with the other information contained in this prospectus, before making a decision to invest in our common stock.  Our business, operating results and financial condition could be seriously harmed and you could lose your entire investment if any of the following risks were to occur.

Risks Related to Our Business

We are a start-up company with limited operating history, no revenue and have to rely on our ability to raise capital to fund operations and there can be no assurance we will ever reach profitability or be able to continue to raise capital to fund operations.

Capital Group commenced limited operations in September of 2007, therefore, we have limited operating history on which to make an investment decision. Accordingly, the Company has a limited operating history and the business strategy may not be successful. Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through June 30, 2009, the Company’s business has not shown a profit in operations and has generated no revenues.  There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

We need substantial additional capital to grow and fund our present and planned business and business strategy.

Our current and planned operations contemplate funding in the future.  Failure to meet funding milestones may have a significant adverse effect on our growth and anticipated revenues and we may have to curtail our business strategy.  If we receive less funding than planned, we will have to revise our business model and reduce proposed plans.  Without significant funding, we will not be able to execute on our business operations and may be forced to cease operations.  At this time, there can be no assurance we will be able to obtain the funding we need and even if we obtain such funding that it will be on terms and conditions favorable to us and our existing shareholders.  Without funding we will not be able to proceed with planned operations or meet existing obligations.

Our auditor’s “Going Concern” qualification in our financial statements might create additional doubt about our ability to stay in business, which could result in a total loss on investment by our shareholders.

Our accompanying financial statements have been prepared assuming that we will continue as a “going concern.” As discussed in Note 1 to the Capital Group Holdings, Inc’s June 30, 2009 financial statements, we have no revenues, the Company has minimal business operations, has recurring losses and has negative working capital and a stockholders’ deficit. These issues raise substantial doubt about our ability to continue as a “going concern.” Our ability to stay in business will, in part, depend on our ability to raise additional funding.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Our internal systems and operations are untested and may not be adequate and could adversely affect our ability to continue our planned business.

Our internal systems and operations are new and unproven at scale.  Subscriber growth could place unanticipated strain on our systems used to efficiently manage and operate our planned services.  This could have a material adverse effect upon our business, results of operations and financial condition and could force us to halt our planned operations or continued expansion of those planned operations, causing us to lose any opportunity to gain significant anticipated market share in our industry. Our ability to compete effectively and to manage future growth will require us to continue to improve our operational systems, our organization and our financial and management controls, reporting systems and procedures. We may fail to make these improvements effectively. Additionally, our efforts to make these improvements may divert the focus of our personnel and we may not be able to effectively continue our planned operations, which may materially and adversely affect our business, results of operations and financial condition.

Our inability to attract and maintain key personnel required to implement our business strategy could adversely affect our ability to continue our current and planned business resulting in slower growth.

We are trying to grow our effort to provide services and we are still hiring key positions and integrating personnel at all levels into a cohesive team.  If executives or other new hires integrate poorly, perform badly, or do not have the anticipated experience or skill sets required, our current and planned business endeavors could be harmed.  Planned personnel, management practices and controls may also prove to be inadequate to provide services, acquire customers and partners and operate the business, and any gaps or failures may have a material adverse affect on our business, financial condition and results of operations.

Increased competition may have an adverse effect on our ability to continue our current and planned business operations and result in our going out of business and may have a material adverse affect on our business, financial condition and results of operations.

We may see increased competition in our markets.  We do not have an exclusive relationship with our providers and other providers may attempt to provide similar services over similar infrastructure.  The competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services. In addition, increased competition could result in reduced subscriber fees, reduced margins and loss of market share, any of which could harm our business.   We cannot guarantee that we can compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing. All these competitive pressures may result in increased marketing costs, or loss of market share or otherwise may materially and adversely affect our business, results of operations and financial condition.

Our inability to patent, protect and update our technology may result in our inability to effectively compete in our selected industry.

We use technology advancements of our own and from suppliers to provide a more advanced service with more efficient economics.  Technology advancement is very fast paced in digital media and can lead to changing standards and new modes of providing services.  The advancement of other technology not available to or usable within our operations could make our current or future products or services obsolete or non-competitive.  Keeping pace with the introduction of new standards and technological developments could result in additional costs or prove difficult or impossible. The failure to keep pace with these changes and to continue to enhance and improve the responsiveness, functionality and features of our services could harm our ability to attract and retain users.

Our operating results could be impaired if we become subject to burdensome government regulation and legal uncertainties, all of which would increase our cash requirements which may materially and adversely affect our business, results of operations and financial condition.

The telemedicine industry is relatively new and it is possible that a number of laws and regulations may be adopted with respect to the telemedicine, relating to:

•	HIPAA;
•	pricing;
•	insurance;
•	copyrights; and
•	characteristics and quality of products and services.

An increase in laws and regulations could contribute to a decline in the growth of the industry and could decrease demand for our products and services and increase our cost of doing business.  Moreover, the applicability of existing laws to telemedicine is uncertain with regard to many issues.  Our business, financial condition and results of operations could be seriously impaired by any new legislation or regulation.  The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to telemedicine and other services which may materially and adversely affect our business, results of operations and financial condition.

We provide access to physicians through our services agreements with telemedicine providers.  Access provided to our customers could be withdrawn, or prices for providing services could become cost prohibitive.

We do not own the physician network that provides telemedicine services to our customers.  We pay the providers a fee for the rights to provide their services to subscribers.  The providers of the services may withdraw their rights, revoke rights, refuse rights, or increase the cost of their services, which may materially and adversely affect our business, results of operations and financial condition.

Planned acquisitions come with various risks, along with dilution to our shareholders, which could negatively affect our stock prices and may materially and adversely affect our business, results of operations and financial condition.

Acquisitions, mergers and joint ventures entered into by us may have an adverse effect on our business. We expect to engage in acquisitions, mergers or joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we don't realize a satisfactory return on our investment, or that we experience difficulty in the integration of new assets, employees, business systems, and technology, or diversion of management's attention from our other businesses. These events may materially and adversely affect our business, results of operations and financial condition.

The current and future state of the economy may materially and adversely affect our business, results of operations and financial condition.

Our business may be adversely affected by changes in domestic economic conditions, including inflation or deflation, changes in consumer preferences, changes in consumer spending rates, personal bankruptcy and the ability to collect our customer accounts. Changes in economic conditions may adversely affect the demand for our products and make it more difficult to collect customer accounts, thereby negatively affecting our business, operating results and financial condition. The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions could, among other things, impair the financial condition of some of our customers and suppliers, thereby increasing customer bad debts or non-performance by suppliers.   If we experience bad debts or slow paying customers in significant quantities, our cash flow will be limited and our ability to pay our own obligations will questionable.  As a small business these issues will affect us more than our larger competitors putting financial strain on our business and threatening our survival particularly since we have limited capital to rely on to overcome cash flow issues of slow paying customers.  If our customers are unable to pay or pay slowly it may materially and adversely affect our business, results of operations and financial condition.

Future stock issuances could severely dilute our current shareholders’ interests.

Our Board of Directors has the authority to issue up to 100,000,000 authorized shares of our common stock or stock warrants to acquire such common stock. The future issuance of common stock may result in dilution in the percentage of our common stock held by our existing stockholders. Also, any stock we sell in the future may be valued on an arbitrary basis by us and the issuance of shares of common stock for future services, acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our existing stockholders.

We do not expect to pay dividends in the near future.

We do not expect to declare or pay any dividends on our common stock in the foreseeable future. The declaration and payment in the future of any cash or stock dividends on the common stock will be at the discretion of our Board of Directors and will depend upon a variety of factors, including our ability to service our outstanding indebtedness, if any, and to pay dividends on securities ranking senior to the common stock, our future earnings, if any, capital requirements, financial condition and such other factors as our Board of Directors may consider to be relevant from time to time. Our earnings, if any, are expected to be retained for use in expanding our business.

Risks Related to Our Common Stock

Our common stock is classified as a “penny stock” under SEC Rules and Regulations, which means there is a very limited trading market for our shares.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 of the SEC.  Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if in continuous operation for less than three years); or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.   Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Moreover, Rule 15g-9 of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of such shares.

Due to the substantial instability in our common stock price, you may not be able to sell your shares at a profit or at all, and as a result, any investment in our shares could be totally lost.

The public market for our common stock is very limited. As with the market for many other small companies, any market price for our shares is likely to continue to be very volatile.  Our common stock has very limited volume and as a “penny stock,” many brokers will not trade in our stock limiting our stocks’ liquidity.  As such it may be difficult to sell shares of our common stock.

Our common stock has a limited trading history, and it will be difficult to determine any market trends or prices for our shares and additional shares that become available under Rule 144 could cause the price of our stock to decrease.

Our common stock currently is quoted on the OTC Pink Sheets, under the symbol “CGHC.”  However, with very little trading history, a trading market that does not represent an “established trading market,” volatility in the bid and asked prices and the fact that our common stock is very thinly traded, you could lose all or a substantial portion of your funds if you make an investment in us.   Additionally as more shares become available for resale, it is likely there will be negative pressures on our stock price. The sale or potential sale of shares of our common stock that may become publicly tradable under Rule 144 in the future may have a severe adverse impact on any market that develops for our common stock, and you may lose your entire investment or be unable to resell any shares in us that you purchase.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Prospectus Summary,” “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this prospectus constitute forward-looking statements. These statements involve risks known to us, significant uncertainties, and other factors which may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by those forward-looking statements.

You can identify forward-looking statements by the use of the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “proposed,” or “continue” or the negative of those terms. These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risks outlined above. These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

ITEM 2.     PROPERTIES

We currently maintain offices at 7689 E Paradise Lane, Suite 5, Scottsdale, Arizona, 85360.  We currently pay $2,500 per month in rent for our office. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

ITEM 3.     LEGAL PROCEEDINGS

The Company is presently not party to any legal proceedings.

ITEM 4.     (Removed and Reserved)

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since September 2007 under the symbol "OOLN" when the ticker symbol was changed to reflect the company name change. Prior to September 2007, our stock traded on the OTC Bulletin Board over-the-counter market since June 2007 until July 15, 2009 under the symbol "IMLT".  On July 15, 2009 the company was delinquent on its SEC filings and was removed from the OTC Bulletin Board and moved to the Pink Sheets.  On April 12, 2010 the Company changed its name to Capital Group Holdings, Inc and the stock has traded on the OTC Pink Sheets over-the-counter since April 12, 2010 under the symbol “CGHC”.  The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board over-the-counter market from July 1, 2008 under both ticker symbols. The source of these quotations are OTCBB.com quarterly market summary. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not reflect actual transactions.

Quarter Ending	High Bid	Low Bid

30-Sep-07	$0.30	$0.10
31-Dec-07	$0.50	$0.15
31-Mar-08	$0.50	$0.15
30-Jun-08	$0.20	$0.10
30-Sep-08	$0.95	$0.95
31-Dec-08	$0.95	$0.95
31-Mar-09	$0.95	$0.95
30-Jun-09	$0.95	$0.95

Holders of Common Stock

As of June 30, 2009, we had 137 stockholders of record of the 19,596,208 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of the Company’s Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid nor declared any dividends on our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends in the foreseeable future.

We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

-	Our financial condition
-	Earnings;
-	Need for funds;
-	Capital requirements;
-	Prior claims of preferred stock to the extent issued and outstanding; and
-	Other factors, including any applicable laws

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

ITEM 6.     SELECTED FINANCIAL DATA

    As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. References in the following discussion and throughout this annual report to “we”, “our”, “us”, “Oasis Online Technologies Corp.”, “Oasis Online”, “Oasis”, “Capital Group Holdings”, “Capital Group”, “CGHC”, “the Company”, and similar terms refer to, Capital Group Holdings, Inc. unless otherwise expressly stated or the context otherwise requires. This discussion contains forward-looking statements that involve risks and uncertainties. Capital Group Holdings Inc’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this filing.

Management of the Company is pursuing avenues of generating cash or revenues during the next twelve months from the date of issuance of this report. The Company is pursuing its relationships and strategic alliances including marketing to provide access to the market for telemedicine services. The Company also continues to pursue financing to market and build the infrastructure for OneHealthPass. Management also believes that with the current market demand and growth in Telemedicine services, alliances in place and planned marketing and infrastructure development, the Company will begin generating cash from revenues.

There is no assurance that the Company will be able to obtain cash flow from operations or to obtain additional financing. If these are not available to the Company, the Company may not be able to continue operations. While management remains hopeful that one or more transactions will proceed, no assurances can be expressed as to the Company’s continuing viability in the absence of revenues. Current funding has come from equity investments and the Company is currently in negotiations with several investment sources for equity investment in the Company, which if successful, will satisfy long-term operations and capital expenditures. There are no guarantees that such negotiations will be successful.

Results of Operations

YEAR ENDED JUNE 30, 2009 COMPARED TO THE YEAR ENDED JUNE 30, 2008

During the year ended June 30, 2009, we incurred a net loss of $562,687 compared to net loss of $788,251 for the year ended June 30, 2008. The decrease in our net loss for the year ended June 30, 2009 over the comparable period of the prior year is primarily due to a $429,328 realized loss on sale of marketable securities from the sale and impairment of the Immonosyn securities.  The Company had an increase of compensation expense of $109,280 for the year ended June 30, 2009 over the 2008 due to increased expenses incurred in the development of the technology and management compensation.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings.

Operating expenses for the Company have been paid from shareholders and the issuance of stock of the Company. At June 30, 2009 the Company had a deficit in working capital (current liabilities in excess of current assets) of $253,503. The working capital at June 30, 2008 was $1,607. The decrease in working capital deficit when compared to June 30, 2008 was principally due to accrued salaries and accounts payable.

Since inception, we have financed our cash flow requirements through issuance of common stock and notes payable. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending additional revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings to the extent available or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

During the year ended June 30, 2009, the current assets increased by $13,976 when compared to June 30, 2008 due to a stock subscription receivable.

During the twelve months ended June 30, 2009, the current liabilities increased by $269,086 when compared to June 30, 2008 current liabilities.   The primary reason for the increase is due to the salaries payable and accounts payable for work on the platform technology and management of the Company.

We anticipate that we may incur operating losses during the next twelve months. The Company’s lack of operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. These factors raise substantial doubt about our ability to continue as a going concern. To address these risks, we must, among other things, increase our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The Company has minimal business operations, has recurring losses and has negative working capital and a stockholders’ deficit, which raise substantial doubt about its ability to continue as a going concern.

Management has opted to resume the filing of Securities and Exchange Commission (SEC) reporting documentation and raise capital in order to execute on the Company’s business strategy.  Management is in the process of raising capital, securing strategic alliances and agreements to advertise and operate to the business strategy.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, (SAB 104). The criteria to meet this guideline are: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed and determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured.  The company has no revenue for the year ending June 30, 2009.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), which on July 1, 2009 was codified as Accounting Standards Codification 805 - Business Combinations (“ASC 805”).  ASC 805 provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects.  This pronouncement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 (“SFAS160”), which on July 1, 2009 was codified as Accounting Standards Codification 810.  ASC 810-10 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This pronouncement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact of adopting ASC 810 on our financial statements.

Fair Value Measurements and Disclosures - This guidance provides a definition of fair value and establishes a framework for measuring fair value in accordance with GAAP. Certain expanded disclosures related to the fair value measurements used to value assets and liabilities are also provided.  This guidance is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years but did not have any effect on the Company’s financial statements.  Effective for the interim and annual periods ended after June 15, 2009, the Company extended Fair Value Measurement to measure fair value when markets for financial assets that were previously active are no longer active. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Financial Instruments – Fair Value Option - The fair value option for financial instruments permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this option, which is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. The Company did not elect the fair value option for any of its assets or liabilities and therefore this option did not have any effect on the Company’s financial statements.

Instruments With Embedded Features  - ASC 815-40,  "Determining Whether an Instrument  (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("ASC 815-40"), provides guidance for determining whether an equity-linked financial instrument  (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity's own stock.  The Company adopted ACS 815-40 on January 1, 2009. Its adoption did not have a material effect on the financial statements.

Hierarchy of Generally Accepted Accounting Principles -   Effective November 15, 2008, the Company adopted The Hierarchy of Generally Accepted Accounting Principles to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

In June 2009, the FASB established the FASB Accounting Standards Codification (“Codification”), which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  Generally, the Codification is not expected to change US GAAP.  All other accounting literature excluded from the Codification will be considered non-authoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Subsequent Events - In May 2009, the FASB issued an accounting pronouncement found under ASC 855-10, previously referred to as SFAS No. 165, "Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. ASC 855-10 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have an impact on the Company's financial position or results of operations. ACS 855-10 is effective for the fiscal quarter ending June 30, 2009. The Company's adoption of ACS 855-10 did not have a material impact on the interim or annual consolidated financial statements or the disclosures in those financial statements.

Business Combinations - The changes to accounting for business combinations are effective for the annual period beginning after December 15, 2008 and interim periods within those fiscal years.  This guidance will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will have an impact on accounting for any business combinations occurring after fiscal year ending September 30, 2009. The Company will continue to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new business combination requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Intangibles – Goodwill and Other -    Effective for the annual period beginning after December 15, 2008 and interim periods within those fiscal years, the Company will be required to consider renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent will be to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under business combinations. The Company does not believe that utilization of these assumptions will have a material impact on its consolidated financial statements.

Convertible Debt Instruments - ASC 470-20, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” ("ASC 470-20") requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components   of   the   instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Capital Group Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Capital Group Holdings, Inc. (Company) as of June 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ (deficit) and cash flows for the years ended June 30, 2009 and 2008, and for the period from April 26, 2006 (date of commencement of development stage) to June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Group Holdings, Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008, and for the period from April 26, 2006 (date of commencement of development stage) to June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As described in Note 1, the Company had negative working capital and a stockholders’ deficit and requires additional funding to execute on its business plan which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to this matter is also discussed in Note 1.   The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants
7931 S. Broadway, #314
Littleton, Colorado 80122

April 4, 2012

CAPITAL GROUP HOLDINGS, INC.
Consolidated Balance Sheets
June 30, 2009 and 2008

	June 30, 2009	June 30, 2008

ASSETS

Current assets:
Cash	$359	$9,159
Marketable Securities	75	26,875
Security Deposit	775	775
Stock subscription receivable	49,576	-
Total current assets	50,785	36,809

Fixed assets:
Property and equipment, net of depreciation	3,808	4,885
Total fixed assets	3,808	4,885

TOTAL ASSETS	$54,593	$41,694

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$86,627	$33,945
Accounts payable to related party	5,067	1,257
Executive salaries payable	187,593	-
Accrued liabilities	25,000	-
Total current liabilities	304,288	35,202

Commitments and Contingencies (Notes 1, 7, 8, 9, and 10)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 3)
Common stock, 100,000,000 shares authorized, $.01 par value,
13,471,208 shares issued and outstanding as at June 30, 2008
19,596,208 shares issued and outstanding as at June 30, 2009	195,962	134,711
Additonal Paid In Capital	4,531,235	4,223,486
Services prepaid with common stock	(62,500)	-
Accumulated deficit	(3,539,288)	(3,539,288)
Accumulated deficit during development stage	(1,375,104)	(812,417)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(249,695)	6,492

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$54,593	$41,694

See accompanying notes to financial statements

CAPITAL GROUP HOLDINGS, INC.
Consolidated Statements of Operations
			For the period from April 26,2006 (Date of Commencement of Development Stage) through June 30, 2009

	For the	For the
	Year Ended	Year Ended
	June 30, 2009	June 30, 2008

Revenues:
Sales	$-	$-	$-
Total revenues	-	-	-

Expenses:
General and administrative	298,818	208,743	531,727
Compensation expense (Note 11)	260,554	151,274	411,828
Total operating expenses	559,372	360,017	943,555

Loss from operations	(559,372)	(360,017)	(943,555)

Other Income and Expense
Realized (loss)-sale of marketable securities	(3,315)	(429,328)	(432,643)
Interest income	-	1,094	1,094
	(3,315)	(428,234)	(431,549)

NET LOSS	$(562,687)	$(788,251)	$(1,375,104)

Basic loss per common share	$(0.04)	$(0.06)
Diluted loss per common share	$(0.04)	$(0.06)

Weighted average common shares outstanding - Basic	14,690,759	13,195,537
Weighted average common shares outstanding - Diluted	14,690,759	13,195,537

See accompanying notes to financial statements

CAPITAL GROUP HOLDINGS, INC.
Consolidated Statements of Stockholders' Deficit

						Accumulated
				Services		Deficit
				Prepaid with		During	Total
	Common Stock		Additional	Common	Accumulated	Development	Stockholders'
	Shares	Amount	Paid In Capital	Stock	Deficit	Stage	Deficit

Balance at April 26,2006 (Commencement of Development Stage)	2,430,162	$24,302	$3,514,987	$-	$(3,539,288)	$-	$-

Net loss for the period April 26, 2006
through June 30, 2006	-	-	-	-	-	-	-

Balance at June 30, 2006	2,430,162	$24,302	$3,514,987	$-	$(3,539,288)	$-	$-

Issuance of common stock for cash at $0.0025	10,000,000	100,000	(80,000)	-	-	-	20,000
per share on December 4, 2006

Net loss for the year ended
June 30, 2007	-	-	-	-	-	(24,166)	(24,166)

Balance at June 30, 2007	12,430,162	$124,302	$3,434,987	$-	$(3,539,288)	$(24,166)	$(4,166)

Issuance of common stock for cash at $1.00
per share on September 30, 2007	51,046	510	50,536	-	-	-	51,046

Issuance of common stock for investment in
marketable securities at $0.75 per share
on October 22, 2007	990,000	9,900	732,600	-	-	-	742,500

Additional Paid-in-capital	-	-	5,363	-	-	-	5,363

Net loss for the year ended
June 30, 2008	-	-	-	-	-	(788,251)	(788,251)

Balance at June 30, 2008	13,471,208	$134,711	$4,223,486	$-	$(3,539,288)	$(812,417)	$6,492

Stock issued for stock subscription at $0.12 per	1,000,000	10,000	114,000	-	-	-	124,000
share on November 14, 2008

Shares issued for services at $0.10 per share	1,500,000	15,000	138,750	(62,500)	-	-	91,250
on December 31, 2008

Shares issued for director's fees at $0.12 per	500,000	5,000	55,000	-	-	-	60,000
share on December 31, 2008

Shares issued for services at $0.01 per share	3,125,000	31,250	-	-	-	-	31,250
on June 30, 2009

Net loss for the year ended
June 30, 2009	-	-	-	-	-	(562,687)	(562,687)

Balance at June 30, 2009	19,596,208	$195,962	$4,531,236	$(62,500)	$(3,539,288)	$(1,375,104)	$(249,695)

See accompanying notes to financial statements

CAPITAL GROUP HOLDINGS, INC.
Consolidated Statements of Cash Flows
			For the period from April 26,2006 (Date of Commencement of Development Stage) through June 30, 2009

	For the	For the
	Year Ended	Year Ended
	June 30, 2009	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(562,687)	$(788,251)	$(1,375,104)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,077	500	1,577
Stock based compensation	182,500	-	182,500
Loss on marketable securities	3,315	429,328	432,643
Increase in accounts payable and accrued expenses	269,086	34,329	304,288
Increase (decrease) in checks written in excess of cash balance	-	(5,293)	-

NET CASH (USED IN) OPERATING ACTIVITIES	(106,709)	(329,387)	(454,096)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and equipment	-	(5,385)	(5,385)
Security deposits	-	(775)	(775)
Cash received from sale of Available for sale securities	23,485	286,297	309,782
NET CASH PROVIDED BY INVESTING ACTIVITIES	23,485	280,137	303,622

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock for Cash	74,424	53,046	145,470
Additional paid in capital	-	5,363	5,363

NET CASH PROVIDED BY FINANCING ACTIVITIES	74,424	58,409	150,833

NET CHANGE IN CASH	(8,800)	9,159	359

CASH BALANCES
Beginning of year	9,159	-	-
End of year	$359	$9,159	$359

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS:
Issuance of common stock in exchange for marketable securities	$-	$742,500	$742,500

See accompanying notes to financial statements

Capital Group Holdings, Inc.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009 and 2008

(1)	Summary of Accounting Policies, and Description of Business

This summary of significant accounting policies of Capital Group Holdings, Inc. (formerly Oasis Online Technologies Corp) (Company), is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

(a)	Organization and Description of Business

The Company was incorporated as Implant Technologies, Inc. in 1980 under the laws of the State of Minnesota.  On September 17, 2007, the Company changed its name to Oasis Online Technologies, Inc. and began development of technology for secure storage of online data.  On November 2010, the Company changed its name to Capital Group Holdings, Inc. and has focused on developing a Telemedicine platform under a wholly owned subsidiary OneHealthPass.

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

(c)  Per Share Information

In accordance with ASC 260 – “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. In addition, per share calculations reflect the effect of any reverse stock splits. On September 19, 2007, the Company effected  a one-for-eight reverse stock split of the Company’s common shares. Accordingly, all references to shares in the accompanying financial statements reflect the reverse stock split.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2009 and 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

(d)  Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has minimal business operations, has recurring losses and has negative working capital and a stockholders’ deficit, which raise substantial doubt about its ability to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management has opted to resume the filing of Securities and Exchange Commission (SEC) reporting documentation and raise capital in order to execute on the Company’s business strategy.  Management is attempting to raise capital, securing strategic alliances and agreements to advertise and operate to the business strategy.

 (e)  Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), which on July 1, 2009 was codified as Accounting Standards Codification 805 -  Business Combinations (“ASC 805”).  ASC  805  provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects.  This pronouncement  applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the  Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 (“SFAS160”), which on July 1, 2009 was codified as Accounting Standards Codification 810.  ASC 810-10 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This pronouncement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact of adopting  ASC 810 on our financial statements.

Fair Value Measurements and Disclosures -  This guidance provides a definition of fair value and establishes a framework for measuring fair value in accordance with GAAP. Certain expanded disclosures related to the fair value measurements used to value assets and liabilities are also provided.  This guidance is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years but did not have any effect on the Company’s financial statements.  Effective for the interim and annual periods ended after June 15, 2009, the Company extended Fair Value Measurement to measure fair value when markets for financial assets that were previously active are no longer active. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Financial Instruments – Fair Value Option - The fair value option for financial instruments permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this option, which is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. The Company did not elect the fair value option for any of its assets or liabilities and therefore this option did not have any effect on the Company’s financial statements.

Instruments With Embedded Features  - ASC 815-40,  "Determining Whether an Instrument  (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("ASC 815-40"), provides guidance for determining whether an equity-linked financial instrument  (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity's own stock.  The Company adopted ACS 815-40 on January 1, 2009. Its adoption did not have a material effect on the financial statements.

Hierarchy of Generally Accepted Accounting Principles -   Effective November 15, 2008, the Company adopted The Hierarchy of Generally Accepted Accounting Principles to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

In June 2009, the FASB established the FASB Accounting Standards Codification (“Codification”), which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  Generally, the Codification is not expected to change US GAAP.  All other accounting literature excluded from the Codification will be considered non-authoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Subsequent Events - In May 2009, the FASB issued an accounting pronouncement found under ASC 855-10, previously referred to as SFAS No. 165, "Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. ASC 855-10 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009.   ACS 855-10 is effective for the fiscal quarter ending June 30, 2009. The Company's adoption of ACS 855-10 did not have a material impact on the interim or annual consolidated financial statements or the disclosures in those financial statements.

Business Combinations - The changes to accounting for business combinations are effective for the annual period beginning after December 15, 2008 and interim periods within those fiscal years.  This guidance will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will have an impact on accounting for any business combinations occurring after fiscal year ending September 30, 2009. The Company will continue to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new business combination requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Intangibles – Goodwill and Other -    Effective for the annual period beginning after December 15, 2008 and interim periods within those fiscal years, the Company will be required to consider renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent will be to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under business combinations. The Company does not believe that utilization of these assumptions will have a material impact on its consolidated financial statements.

Convertible Debt Instruments - ASC 470-20, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” ("ASC 470-20") requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components   of   the   instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

(g)  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of  credit risk consist primarily of  temporary cash investments.  The Company places its temporary cash investments with financial institutions.  As of June 30, 2009 and 2008, the company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

(h)  Revenue Recognition

The Company has had no revenue since its corporate charter was reinstated.

(h)   Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

(j)  Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset which ranges from three to seven years.  Leasehold improvements are amortized over the remaining term of the applicable leases or their useful lives, whichever is shorter.  Maintenance and repairs are charged to expense as incurred; improvements and betterments are capitalized.  Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.

Below is a summary of premises and equipment:

	Life In Years	June 30, 2009
Asset Type
Office Equipment and Furniture	7	$5,385
Subtotal		5,385
Less Accumulated Depreciation		1,577
Net Book Value		$3,808

 (k)    Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments”, which on July 1, 2009 was codified as Accounting Standards Codification 820-Fair Value Measurement and Disclosure (“ASC 820”).   ASC 820  requires disclosure of  fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash, investment in marketable securities, stock subscriptions receivable, accounts payable, and accounts payable-related party approximate their estimated fair values due to their short-term maturities.

(l)   Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes” , which on July 1, 2009 was codified as Accounting Standards Codification 740 – Income Taxes.   ASC 740 requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in affect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

(m)    Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $390 and $0 of advertising expense during the years ended June 30, 2009 and 2008, respectively.

(n)    Consolidated Entities

The Company has no consolidated entities as of June 30, 2009 and 2008.

(o)    Development Stage

For the period from April 26, 2006 (date of commencement of Development Stage) to June 30, 2009, the Company has not generated revenues from operations and has been developing its products, developing markets, securing strategic alliances and securing funding. Therefore, the Company is considered to be in the development stage in accordance with the provisions of FASB ASC 915-10-05, Accounting and Reporting by Development Stage Enterprises.

(p)    Other

The Company has selected June 30 as its fiscal year end.

The Company has paid no dividends.

The Company consists of one reportable business segment.

(2)  Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting for tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) and capital loss carry forwards. The net operating loss carry forward, if not used, will expire in various years through 2029, and is severely restricted as per the Internal Revenue code due to the change in ownership. The capital loss carry forward, if not used, will expire in 2012. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating and capital loss carry forwards. Net operating and capital loss carry forwards may be further limited by other provisions of the tax laws. The Company’s U.S. federal and state  income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. The years open for examination are 2006, 2007, and 2008 and later years. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

	Estimated NOL & capital loss carry-forward	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2008	812,417	150,297	(150,297)	(145,826)	-
June 30, 2009	262,280	48,522	(48,522)	(48,522)	-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry forward:	(15.0%)
State tax (benefit) net of Federal benefit:	(3.5%)
Deferred income tax valuation allowance:	18.5%

Actual tax rate:	0.0%

(3)  Common Stock

Pursuant to the Articles of Incorporation as amended on September 19, 2007, the Company is authorized to issue 100,000,000 common shares, with a par value of $0.01 per share. In connection with the Capital Base Funding Agreement as discussed in Note 8, which ended on December 31, 2007, the Company issued 51,046 shares of the Company’s common stock in exchange for funding totaling $51,046. On October 22, 2007, the Company issued 990,000 shares of common stock in exchange for 99,000 freely trading registered shares of Immunosyn Corporation, a Delaware corporation.

On November 14, 2008 the Company issued 1,000,000 shares for a stock subscription at $0.12 per share.   At June 30, 2009, there remained a balance of  $49,576 in stock subscriptions receivable, which was subsequently received in the year ended June 30, 2010.  On December 1, 2008, the Company issued 500,000 shares for directors’ fees at $0.12 per share.  On December 31, 2008 the Company issued 1,500,000 shares for consulting services at a value of $0.10 per share of which $62,500 was earned and $62,500 was unearned.  The value of the shares issued for services was determined by the approximate trading price of the stock on the date the shares were issued and the approximate value of the services.  On June 30, 2009, the Company issued 3,125,000 shares for consulting services at a value of $0.01 per share.  The value of the shares issued for services was determined by the approximate trading price of the stock on the date the shares were issued and the approximate value of the services.  There were 19,596,208 shares of common stock issued and outstanding at June 30, 2009.

(4)  Name Change and Reverse Stock Split

On September 19, 2007, the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Minnesota to (i) change its name from Implant Technologies, Inc. to Oasis Online Technologies Corp and (ii) give notice of a one-for-eight reverse stock split of the Company’s common shares.

Upon effectiveness of the one-for-eight reverse stock split, all issued and outstanding shares, as of the effective date, were reduced from 99,438,464 prior to the reverse split to 12,429,808 following the reverse stock split. No fractional shares were issued. In lieu of issuing fractional shares, the Company will issue to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split an addition full share of its Common Stock. The number of authorized shares of common stock of the Company was reduced by the same eight for one ratio as the issued and outstanding shares of common stock. The name change became effective and the Company began using the new name on September 19, 2007. The reverse split became effective on September 26, 2007. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively adjusted to reflect the reverse stock split.

(5)  Change in Control

Pursuant to a Stock Purchase Agreement, effective July 10, 2007, two of the Company’s directors sold 10,000,000 shares (approximately 80.48% of the total issued and outstanding shares) of the Company’s common stock to an entity, resulting in a change in control of the Company.

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

(6)  Investments – Marketable Securities

In accordance with ASC 320, the Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short term or long term on the Balance Sheet, based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

When a decline in the value of a specific investment is considered to be “other than temporary,” a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are “other than temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:

-	The extent to which fair value is less than cost basis.
-	Historical operating, balance sheet and cash flow data contained in issuer SEC filings and news releases.
-	Near-term prospects for improvement in the user and/or its industry.
-	Third party research and communications with industry specialists
-	Financial models and forecasts,
-	Discussions with issuer management and
-	Ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

On October 4, 2007 the Company and Argyll Equities LLC (Argyll) entered into and on October 22nd closed a stock purchase agreement (“Purchase Agreement”) . Pursuant to the terms of the Purchase Agreement, the Company acquired 99,000 freely trading registered shares of Immonosyn Corporations, a Delaware corporation, from Argyll in consideration for 990,000 newly issued shares of the Company’s common stock (the “Exchange Shares”) valued at $742,500.

The company received proceeds of $286,297 from the sale of 86,500 shares of marketable securities, and recorded gross realized losses on those sales of $362,453 during the year ended June 30, 2008. The Company evaluated the likelihood that the impairment in the stock price of this investment would be permanent and it was determined that this was likely to be a permanent impairment for the remaining time that the Company intended to hold these securities and thus the Company has recorded a loss for the entire remaining amount of realized loss.  For the year ending June 30, 2009, the Company received proceeds of $23,485 resulting in a loss of $1,240 and permanent impairment of $2,075 for a total realized loss of $3,315.   For the year ending June 30, 2008, the Company recorded $66,875 of permanent impairment for a total realized loss of  $429,328.

At June 30, 2009, the Company had marketable securities in the following company:

Name: Immunosyn (IMYN)		Exchange: OTCBB

Total Recorded Cost	Total Market Value	Total Realized Loss
$7,500	$75	$,7,425

(7)  Leases

At December 21, 2007, the Company signed a new operating lease for its headquarters facilities that expired December 31, 2010. Under the terms of the lease agreement, the Company is responsible for its share of normal operating costs, including maintenance expenses, property taxes and insurance. Rent for the first 12 months shall be $817 per month which includes city tax and a parking fee. The rent for the remaining 24 months shall be $881 per month including tax and parking. The lease agreement includes a $775 security deposit.  A new lease for the facility was executed on March 5, 2010 for a period of two years with the lease ending March 5, 2012.  Rent will be $2,500 per month with a security deposit of $7,250.  Under the terms of the lease agreement, the Company is responsible for its share of normal operating costs, including maintenance expenses, property taxes and insurance.

Future minimum lease payments are as follows:

2010	$26,635
2011	$25,000
2012	$5,000

 The Company incurred rent expense on the headquarters facility of $10,579 and $6,704 for the years ended June 30, 2009 and 2008 respectively.

(8)  Related Party Transactions

On August 9, 2007, the Company entered into a Capital Base Funding Agreement with its largest single shareholder, Big Eye Capital, Inc. (“Big Eye”) whereby Big Eye would make available to the Company up to one hundred thousand dollars ($100,000) in working capital in exchange for newly issued common stock of the Company. The amount of common stock of the Company to be issued to Big Eye would be based on the greater of the previous day’s closing market prices or $1.00 per share. The Company would give Big Eye ten days advance notice prior to requesting funds (when possible) so that not all funds would be advanced at any one time.

In connection with the Capital Base Funding Agreement which ended on December 31, 2007, Big Eye Capital, Inc. provided a total of $51,046 of funding to the Company resulting in Big Eye Capital, Inc. being issued 51,046 shares of the Company’s common stock accordingly.

(9)  Agreements

On April 23, 2008 the Company entered into a Line of Credit Funding Agreement with TranSend International, Inc. (“TranSend”) whereby the Company will make available to TranSend up to one hundred thousand dollars ($100,000) in an available Line of Credit to be used for the working capital needs of TranSend. The Line of Credit is uncollateralized, and bears interest at an annual rate of ten percent on the outstanding monthly balance. The Company recorded a bad debt expense of $60,992 for the line of credit used by TranSend and the associated interest on that line for the year ended June 30, 2008.  During the year ended June 30, 2009, the Company reached an agreement with TranSend for unlimited license to the technology in exchange for the line of credit and accrued interest amounts loaned to TranSend.  The license was recorded as a license asset on the balance sheet.  For the year ended June 30, 2009, the company performed an impairment analysis on the license and determined that the value of the licenses were impaired, and as such the company recorded a full impairment of the licenses.

(10)  Subsequent Events

Management has evaluated subsequent events as of the date the financial statements were issued. There are a number of material subsequent events that have occurred, as set forth below:

Subsequent to June 30, 2009 the Company has issued 13,717,164 common shares upon conversion of all outstanding convertible debt of $2,480,442, and issued 18,650,000 shares of common stock for services valued at $10,611,500 based on the stock trading price as of the date of issuance.  The company has issued 1,726,789 shares of common stock for $162,500 of cash.

On September 24, 2010, the Company entered into an agreement with Main Street Family Pharmacy LLC (“Main Street”) for a combination of  $300,000 in cash and 4,000,000 shares of common stock.  There were employment agreements with the principals of Main Street Family Pharmacy.  Prior to the closing of the final agreement, management determined that the acquisition was not in the best interest of the Company and the transaction was rescinded.  On the rescission of the agreement, $266,735 of the initial $300,000 was repaid by Main Street Family Pharmacy to Capital Group and no common shares were issued.

On November 4, 2010 the Company changed its name to Capital Group Holdings, Inc.

On March 5, 2010 the Company entered into a lease agreement for the property at 7689 E Paradise Lane in Scottsdale Arizona.  The agreement required payment of the first six months at inception and month to month thereafter in the amount of $2,500 per month.

In April 2010, the Company entered into an agreement to advance payments in the amount of approximately $135,000 with the anticipation of an acquisition of Access My Records.  After thorough due diligence, subsequent litigation with settlement, it was determined that acquiring Access My Records was not in the best interest of the Company, and wrote off the $135,000 of advance payments.

The Company advanced payments in the amount of $204,329 with the anticipation of an acquisition of Giovanni Medical Services and Lab Testing.  After thorough due diligence, it was determined that acquiring Giovanni Medical Services and Lab Testing was not in the best interest of the Company and wrote off all advance payments totaling $204,329.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2009 as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one or two individuals initiate, authorize and complete all transactions. The company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the account software.

Accordingly, while the Company has identified certain material weakness in its system of internal control over financial reporting, it believes that is has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2009, there were no changes in the Company’s internal controls over financial reporting known to the chief executive officer or the chief financial officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of June 30, 2009:

NAME	AGE	POSITION

Erik Cooper	40	Chairman of the Board, CEO, President

John Venette	45	Treasurer, Secretary, Director and Chief Financial Officer

Jean Rice	59	Director

In July 2007, Michael Friess and Sanford Schwartz resigned as officers and directors of the Company. The remaining Board member, consisting of John Venette,  appointed Erik Cooper as a new director of the Company. The Board then appointed Mr. Cooper as President and CEO of the company.

On December 9, 2008, the Board appointed Jean Rice as a director on the board.

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no agreements or understandings for any officers or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Erik Cooper, 40, President, Chief Executive Officer and Chairman:

Mr. Cooper was elected to the board of directors of Capital Group Holdings, Inc. (formerly Oasis Online Technologies Corp.) to serve as chairman on 7/10/2007. He was also appointed as the CEO and President since July 2007. Mr. Cooper serves as Founder and President of Big Eye Capital, Inc., an Arizona corporation, since its inception in March 2007. Prior to forming Big Eye Capital, Mr. Cooper spent eight years as a leading Mortgage Banker with CTX Mortgage Company, which is a division of the Fortune 500 Company Centex Inc. In 1996 he was a founder of Solarcomm Cellular, which is a wholesale and retail provider of wireless services and equipment. Mr. Cooper is a graduate of the State University of New York at Oneonta with a Bachelor of Science degree in Psychology. Mr. Cooper is not currently a member of the board of directors of any other public companies

John Venette, 45,  Chief Financial Officer and Director:

John Venette joined the Capital Group Holdings, Inc. (formerly Oasis Online Technologies Corp) as a Director, Chief Financial Officer, Secretary and Treasurer in June of 2006. Mr. Venette is a graduate of the University of Colorado and has a Bachelor’s Degree in Finance, a Minor in Economics, and a Minor in Accounting. From 1996 to 2007 Mr. Venette worked as a Consultant, Director of Research on projects with Creative Business Strategies, Inc., a corporate development consulting firm specializing in assisting small to mid-sized companies in managing and growing their businesses. Mr. Venette has assisted his clients in accessing over $140 million in private equity capital over the past several years. Mr. Venette was also a director and CFO of Henry County Plywood Inc.  (OTCBB:HRYC). He was also formerly CFO and director of Hemcure, Inc. now Aura Sound (OTCBB: ARAU), Chief Financial Officer and director of Discovery Technologies, Inc. now China Green Agriculture (OTCBB:CGAG), Chief Financial Officer and director of Certified Technologies, Inc., now Zhaoheng Hydro Power Company (OTCBB: ZHYP), Consultant of Oralabs, Now China Precision Steel, Inc. (NASDAQ: CPSL).

Jean Rice, Director:

Ms. Rice is President and a principal of Action Healthcare Management Services, Inc., which serves self-funded employer group health plans, third party administrators and Taft-Hartley Trusts, major insurance companies, hospitals and school districts throughout the United States. Action Healthcare, located in Phoenix Arizona, combines over thirty years in healthcare experience ranging from Acute Clinical Care to Credentialing, Utilization, Case Management and Network Management in Group Health and Workers' Compensations settings.

To our knowledge, during the last five years none of our directors and executive officers (including those of our subsidiaries) has:

-	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

-	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses,

-
Been subject to any order, judgment or decree, not subsequently reversed suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

-
Been found by a court of contempt jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board Composition and Committees

Our board of directors currently consists of three members: Erik Cooper, John Venette, and Jean Rice.

Audit Committee

We have not yet appointed an audit committee and our board of directors currently acts as our audit committee. At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert upon completing an acquisition of an operating company.

ITEM 11.     EXECUTIVE COMPENSATION

Overview of Compensation Program

We currently have not appointed members to serve on the Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy.  The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable and competitive.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company.  Decisions regarding the non-equity compensation of other employees of the Company are made by management.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the year ended June 30, 2009.

Summary Compensation Table
Name and Principal Positions	Year	Accrued and Paid Compensation	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Equity Compensation	All Other Compensation	Total

Erik Cooper	2008	$ 50,200	$ -	$ -	$ -	$ -	$ -	$ 50,200
Chief Executive Officer	2009	$ 120,400	$ -	$ -	$ -	$ 40,000	$ -	$ 160,400

John Venette	2008	$ 45,500	$ -	$ -	$ -	$ -	$ -	$ 45,500
Chief Financial Officer	2009	$ 120,154	$ -	$ -	$ -	$ 58,000	$ -	$ 178,154

Jean Rice
Director	2009	$ -	$ -	$ -	$ -	$ 60,000	$ -	$ 60,000

Employment Agreements

There are no employment agreements in place.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and those persons who beneficially own more than 10% of the Company’s outstanding shares of common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended June 30, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2009 by (i) each person who is known by us to own beneficially more than 10% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name / Address	Number of Shares Owned or Controlled (1)	Percentage of Shares Owned (1)

Big Eye Capital, Inc. (2) 2425 E. Camelback Road Suite 950 Phoenix, AZ 85016	8,051,046	41.08%

Argyll Equities, LLC La Jolla, CA	2,490,000	12.71%

Erik Cooper (2) 2425 E. Camelback Road Suite 950 Phoenix, AZ 85016	8,051,046	41.08%

John Venette 4710 E. Falcom Dr. #213 Mesa, AZ 85215	0	0.00%

All Officers and Directors as a Group (2 persons)	8,051,046	41.08%

(1) Applicable percentage ownership is based on 19,526,208 shares of common stock outstanding as of June 30, 2009 together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June  30th, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

 (2) Erik Cooper, our Chief Executive Officer and President, is the majority shareholder of Big Eye. Mr. Cooper has sole voting and dispositive power over the shares held by Big Eye. Mr. Cooper does not own or control any additional shares of the Company except those he has dispositive and voting control over by virtue of his position as President of Big Eye Capital. However, under the disclosure requirements in foot note 1 above, the Company must disclose these same shares twice; under Big Eye Capital, the owner and under Erik Cooper, the control person of Big Eye Capital.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days.  Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  As of June 30, 2011 there are no outstanding options or warrants.

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of our Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There are certain conflicts of interest between the Company and our officers and directors. Mr. Cooper and Mr. Venette both have other business interests to which they currently devote attention and may be expected to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the company.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.
Audit Fees

The aggregate fees billed by Schumacher & Associates CPA, our independent auditor, for professional services rendered for the audits of our annual financial statements during the fiscal years ended June 30, 2009 and 2008, and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during the fiscal years ended June 30, 2009 and 2008, were $17,440 and $13,000 respectively.

Audit-Related Fees:  None

Tax Fees:  None

All Other Fees:  None

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10 or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended June 30, 2009 contained in Item 8 above which are incorporated herein by this reference.

Index to Exhibits:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to the exhibits to Registrant's Form 8-K filed on October 3, 2007).

3.2	By-Laws (incorporated by reference to the exhibits to Registrant's Form 10-SB filed on December 14, 2006).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROUP HOLDINGS. INC. FKA OASIS ONLINE TECHNOLOGIES CORP

April 10 , 2012	/s/ Erik J. Cooper
By:	Erik J. Cooper
Its:	Chairman President Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CAPITAL GROUP HOLDINGS. INC. FKA OASIS ONLINE TECHNOLOGIES CORP

April 10, 2012	/s/ Erik J. Cooper
By:	Erik J. Cooper
Its:	Chairman President Chief Executive Officer

/s/ Eric Click
By:	Eric Click
Its:	Director Secretary Treasurer Chief Operating Officer Principal Accounting Officer