Form 10-Q
period 2009-09-30
Capital Group Holdings, Inc.
filed 2012-07-18
CIK 703339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 000-17064

CAPITAL GROUP HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Minnesota	41-1430130
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7689 E Paradise Ln. Suite 5
Scottsdale, AZ 85260
 (Address of Principal Executive Offices)

(480) 998-2100
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [ X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock ($0.01 par value) outstanding as of September 30, 2009, was 19,596,208

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Capital Group Holdings, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2009

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

	September 30, 2009	June 30, 2009
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,801	$434
Other current assets	-	775
Stock subscription receivable	28,327	49,576
Total current assets	30,128	50,785

Property and equipment, net of depreciation	4,072	3,808

TOTAL ASSETS	$34,200	$54,593

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$89,603	$86,628
Accounts payable to related party	3,665	5,067
Accrued payroll liabilities	223,544	187,593
Accrued liabilities	25,000	25,000
Total current liabilities	341,812	304,288

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 100,000,000 shares authorized,
19,596,208 shares issued and outstanding	195,962	195,962
Additional paid in capital	4,531,236	4,531,235
Services prepaid with common stock	(62,500)	(62,500)
Accumulated deficit	(3,539,288)	(3,539,288)
Accumulated deficit during development stage	(1,433,022)	(1,375,104)

TOTAL STOCKHOLDERS' DEFICIT	(307,612)	(249,695)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$34,200	$54,593

See accompanying notes to consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations

				For the period from
				April 26, 2006 (Date
				of Commencement of
	For the	For the		Development Stage)
	Three Months Ended	Three Months Ended		Through
	September 30, 2009	September 30, 2008		September 30, 2009
	(unaudited)	(unaudited)		(unaudited)
Revenues:
Sales	$-	$-		$-
Total revenues	-	-		-

Expenses:
General and administrative	7,052	40,787		538,779
Compensation expense	49,064	44,755		460,892
Total operating expenses	56,116	85,542		999,671

Loss from operations	(56,116)	(85,542)		(999,671)

Other Income and Expense
Realized loss on sale of marketable securities	-	(2,520)		(432,598)
Interest income	-	1,537		1,094
Interest expense	(1,802)	-		(1,847)
Total Other Income (Expense)	(1,802)	(983)		(433,351)

NET LOSS	$(57,918)	$(86,525)		$(1,433,022)

Loss per share – basic and diluted	$(0.00)	$(0.01)	$

Weighted average common shares outstanding - Basic and diluted	19,596,208	13,471,208

See accompanying notes to consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows

			For the period from
			April 26, 2006 (Date
			of Commencement of
	For the	For the	Development Stage)
	Three Months Ended	Three Months Ended	Through
	September 30, 2009	September 30, 2008	September 30, 2009
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,918)	$(86,525)	$(1,433,022)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	264	269	1,312
Stock based compensation	-	-	195,674
Loss on marketable securities	-	2,520	432,598
Increase in accounts payable and accrued expenses	37,525	52,142	341,813
Prepaid expenses and security deposits	775	-	775
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(19,354)	(31,594)	(460,850)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and equipment	(528)	-	(5,265)
Security deposits	-	-	(775)
Investment advance	-	23,485	309,782
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(528)	23,485	303,742

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash or collection on subscriptions	21,249	-	153,546
Additional paid in capital	-	-	5,363
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21,249	-	158,909

NET CHANGE IN CASH	1,367	(8,109)	1,801

CASH BALANCES
Beginning of period	434	9,234	-
End of period	$1,801	$1,125	$1,801

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to consolidated financial statements

Capital Group Holdings, Inc.
[A Development Stage Company]
Notes to Consolidated Financial Statements
(Unaudited)

1.  Organization and Nature of Business

The Company was incorporated as Implant Technologies, Inc. in 1980 under the laws of the State of Minnesota.  On April 26, 2006 the Company entered the development stage when it revived its corporate charter.  On September 17, 2007, the Company changed its name to Oasis Online Technologies, Corp. and began development of technology for secure storage of online data.  During November 2010, the Company changed its name to Capital Group Holdings, Inc. and has focused on developing a Telemedicine platform under the Company’s wholly-owned subsidiary OneHealthPass, Inc.

The Company consists of one reportable business segment.

For the period from April 26, 2006 (date of commencement of Development Stage) to June 30, 2010, the Company has not generated revenues from operations and has been developing its products, developing markets, securing strategic alliances and securing funding. Therefore, the Company is considered to be in the development stage in accordance with the provisions of FASB ASC 915-10-05, Accounting and Reporting by Development Stage Enterprises.

2.  Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management are necessary to present a fair statement of the results for the period. The results of operations for the period ended September 30, 2009, are not necessarily indicative of the operating results for the full year.

Use of Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period.  Generally, matters subject to estimation and judgment include amounts related to asset impairments and useful lives of fixed assets.  Actual results may differ from estimates provided.

Taxes

At September 30, 2009, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

The Company has accrued for unremitted payroll taxes, employee withholdings, and sales taxes due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of September 30, 2009.

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

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

Level one - quoted market prices in active markets for identical assets or liabilities;

Level two - inputs other than level one inputs that are either directly or indirectly observable; and

Level three - unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

All cash and cash equivalents are carried at fair value.

Recently Enacted Accounting Pronouncements

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

3.  Going Concern and Liquidity

The Company has total accumulated losses as of September 30, 2009 of ($4,972,310), and has had negative cash flows from operating activities during the period from inception through September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any. Any decision to modify our business plans would harm our ability to pursue our growth plans. If we cease or stop operations, our shares could become valueless. Historically, we have funded operating, administrative and development costs through the sale of equity capital. If our plans and/or assumptions change or prove inaccurate, and we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk. To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted. There is no assurance that we will be successful in achieving any or all of these objectives in 2010.

The Company had not been compliant with SEC reporting deadlines, but management has opted to make the necessary filings to be become compliant with the Securities and Exchange Commission (SEC) reporting guidelines to allow the Company toraise capital in order to execute on the Company’s business strategy.  Management is attempting to raise capital, secure strategic alliances, and to operate the business strategy, however there is no assurance that these will be obtained.

4. Common Stock

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

On November 14, 2008 the Company issued 1,000,000 shares for a stock subscription at $0.12 per share.  At September 30, 2009, a balance of $28,327 remained in stock subscriptions receivable, which was subsequently received in the year ended June 30, 2010.  On December 1, 2008, the Company issued 500,000 shares for directors’ fees at $0.12 per share.  On December 31, 2008 the Company issued 1,500,000 shares for consulting services at a value of $0.10 per share of which $87,500 was earned and $62,500 was unearned as of September 30, 2009.  The value of the shares issued for services was determined by the approximate trading price of the stock on the date the shares were issued and the approximate value of the services.  On June 30, 2009, the Company issued 3,125,000 shares for consulting services at a value of $0.01 per share.  The value of the shares issued for services was determined by the approximate trading price of the stock on the date the shares were issued and the approximate value of the services.

There were 19,596,208 shares of common stock issued and outstanding at September 30, 2009.

5.  Name Change and Reverse Stock Split

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

On November 4, 2010 the Company changed its name to Capital Group Holdings, Inc.

6. Leases

At December 21, 2007, the Company signed a new operating lease for its headquarters facilities that expired December 31, 2010. Under the terms of the lease agreement, the Company was responsible for its share of normal operating costs, including maintenance expenses, property taxes and insurance. Rent for the first 12 months was $817 per month which included city tax and a parking fee. The rent for the remaining 24 months was $881 per month including tax and parking. The lease agreement included a $775 security deposit.  A new lease for the facility was executed on March 5, 2010 for a period of two years with the lease ending March 5, 2012.  Rent was $2,500 per month with a security deposit of $7,250.  Under the terms of the lease agreement, the Company was responsible for its share of normal operating costs, including maintenance expenses, property taxes and insurance.

Future minimum lease payments were as follows:

2010	$24,060
2011	$30,000
2012	$22,500

The Company incurred rent expense on the headquarters facility of $552 and $2,534 for the three months ended September 30, 2009 and 2008, respectively.

7. Agreements

On April 23, 2008 the Company entered into a Line of Credit Funding Agreement with TranSend International, Inc. (“TranSend”) whereby the Company would make available to TranSend up to one hundred thousand dollars ($100,000) in an available Line of Credit to be used for the working capital needs of TranSend. The Line of Credit was uncollateralized, and bore interest at an annual rate of ten percent on the outstanding monthly balance. The Company recorded a bad debt expense of $60,992 for the line of credit used by TranSend and the associated interest on that line for the year ended June 30, 2008.  During the year ended June 30, 2009, the Company reached an agreement with TranSend for unlimited license to the technology in exchange for the line of credit and accrued interest amounts loaned to TranSend.

8.  Related Party Transactions

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

9.  Subsequent Events

Management has evaluated subsequent events as of the date the financial statements were issued. There are a number of material subsequent events that have occurred, as set forth below:

Subsequent to September 30, 2009 the Company  issued $295,000 in convertible notes payable convertible at $0.20 per share with 368,750 attached warrants exercisable at $0.20 per share and $2,193,464 in convertible notes payable convertible at $0.25 per share with 2,193,464 attached warrants exercisable at $0.20 per share.  Convertible notes payable of $2,483,464 were converted for 10,736,079 common shares with $5,000 in notes outstanding.

Subsequent to September 30, 2009, the Company issued 8,775,000 common shares in exchange for services valued at $1,711,500 based on the trading as of the date of issuance.  The company issued 570,834 shares of common stock for $227,500  of cash.  The Company issued 16,000,000 shares to officers and directors as compensation and incentive.

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

Subsequent to September 30, 2009 the Company advanced payments in the amount of $204,329 with the anticipation of an acquisition of Giovanni Medical Services and Lab Testing.  After due diligence, it was determined that acquiring Giovanni Medical Services and Lab Testing was not in the best interest of the Company.  The Company recorded a loss in the statement of operations for the advance payments totaling $204,329 in the periods the payments were made.

On April 12, 2012, the Company entered into a joint marketing agreement with a health care provider to acquire customers.  The care provider will provide a total of $190,000 to be included in the advertising program that the Company will initiate in Arizona.  Net revenues collected from the customers the Company signs up for services under the marketing agreement shall be split with 51% paid to the Company and 49% paid to the care provider.  Unless terminated in writing 30 days prior to the end of the 36 month term, the Agreement will automatically renew for additional one (1) year terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, international gold prices, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

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

Our suite of secure, web-based products all are built on an open source technology that allows users, including consumers, affinity groups, membership organizations, small businesses, physicians and health care professionals to easily store and organize information.  Our consumer products are built around our trademarked “OneHealthPass” Brand.  Our planned site will consist of www.OneHealthPass.com.

OneHealthPass is an easy-to-use, secure web-based Personal Health Record system, or “PHR”, which allows documents, images and voice mail messages to be transmitted in and out of our system using a variety of methods, including fax, voice and file upload. OneHealthPass converts documents it receives by fax into Adobe's Portable Digital Format, or PDF, file. These files, as well as voice files and any other uploaded files are stored in the consumer's personal account, which is secured by a unique user ID and password combination. A notification is sent to up to three user e-mail addresses (including to e-mail enabled cell and smart phones) whenever a new record is received.

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

We plan to initially sell our OneHealthPass Telemedicine product primarily direct to consumers through a direct response advertising campaign.

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

The Health Information Technology for Economic and Clinical Health Act, commonly referred to as HITECH, enacted on February 17, 2009 as part of the American Recovery and Reinvestment Act, expanded HIPAA's reach beyond that of just covered entities. Now, business associates, defined as an entity that performs a function, activity, or service on behalf of a covered entity and that requires use or access to the information of the covered entities, and vendors of Personal Health Records that use or access information, must also comply with the Privacy and Security Standards of HIPAA. One of the key obligations under HITECH is the requirement to notify individuals when there has been (or there is a strong possibility of) a breach of the individual's information.

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

OneHealthPass with its dynamic PHR enable consumers to store their important medical records and data in one central and secure place where they can manage those records and control how they are accessed and shared. While every healthcare consumer in the U.S., as well as other countries that are focused on health information technology, are potential users of our OneHealthPass Platform, we believe that the product has most appeal to these particular market niches:

•	The chronically ill and their families who share information among many doctors; this "co-morbid population" represents a disproportionate share of U.S. health care costs;
•	Individuals with Health Savings Accounts who need to carefully manage their eligible expenses over the course of a year;
•	Consumers with "senior" parents who, in their role as caregivers, want to be sure they have current medical information readily available to react quickly in case of parental illness;
•	Consumers with newborns who will be able to build a complete medical file for the newborn, which can last the newborn's entire life;
•	Employees who are forced to change doctors and other providers when their employer changes health insurance and who therefore need to manage the transfer of medical information to their new providers;
•	Travelers and businesspeople working overseas who want to ensure that they always have access to their medical records in the event of an emergency.

Our Products

Telemedicine Services   The Company intends to contract with strategic alliance partners throughout the country to provide access to our members and customers with the best and broadest market coverage for telemedicine services.

Specialist referral services typically involves a specialist assisting a general practitioner in rendering a diagnosis. This may involve a patient "seeing" a specialist over a live, remote consult or the transmission of diagnostic images and/or video along with patient data to a specialist for viewing later. Recent surveys have shown a rapid increase in the number of specialty and subspecialty areas that have successfully used telemedicine. Radiology continues to make the greatest use of telemedicine with thousands of images "read" by remote providers each year. Other major specialty areas include: dermatology, ophthalmology, mental health, cardiology and pathology. According to reports and studies, almost 50 different medical subspecialties have successfully used telemedicine.

The patient consultations use telecommunications to provide medical data, which may include audio, still or live images, between a patient and a health professional for use in rendering a diagnosis and treatment plan. This might originate from a remote clinic to a physician's office using a direct transmission link or may include communicating over the Web.

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

Patient Demand   Consumers want telemedicine. The greatest impact of telemedicine is on the patient, their family and their community. Using telemedicine technologies reduces travel time and related stresses to the patient. Over the past 15, years study after study has documented patient satisfaction and support for telemedical services. Such services offer patients the access to providers that might not be available otherwise as well as medical services without the need to travel long distances.

OneHealthPass Additional Features

OneHealthPass will offer users multiple ways to enter their personal medical information, including by voice or digital file upload.  We believe this capability makes OneHealthPass easier to use than other products in the marketplace and makes our product's information storage features more accessible to potential customers. In addition to the core document conversion, storage and retrieval capabilities, OneHealthPass provides a layer of useful, value-added interactive tools to help users better manage their personal and/or their families' medical records. These tools include:

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

Appointment Calendar Feature   Users are able to take advantage of a calendar feature to schedule and generate reminders about upcoming doctor and other health-related appointments. These reminders appear when a user logs into his or her OneHealthPass PHR account and also can be sent to the user's e-mail address (or e-mail enabled cell phone) and imported into Microsoft Outlook.

Prescription History and Refill Reminder Feature   Users are able to enter their prescriptions, pharmacies and refill dates into their OneHealthPass accounts. The system generates reminders about refills, which are visible to users when they log into their accounts and are sent to their e-mail addresses (or e-mail enabled cell phone).

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

Voice Reminders and Messaging   We believe our OneHealthPass Records PHR product may create more efficient communication between doctors and patients. In addition to using a patient's personal OneHealthPass Records PHR telephone number to fax health information to a patient's secure on-line account, people can use the telephone number to leave a voice message, such as an appointment reminder, in a secure voice mailbox that is only accessible by the OneHealthPass PHR user. Users can also take advantage of this feature to leave themselves a reminder message such as for a doctor appointment or prescription refill reminder. Our OneHealthPass PHR product is designed to send a user a notification via e-mail when he or she receives a voice message. This gives users a helpful tool that they can access remotely.

Secondary Passwords on Selected File Folders   Users can assign a second password to four of the file folders in their OneHealthPass PHR account. This feature creates an additional layer of security for personal vital or medical documents that a OneHealthPass PHR user does not want a doctor to have access to in the event that the user has given the doctor access to the account, or if the user does not want other family members to be able to see selected information.

Emergency Log-In For Physicians and Other Emergency Response Personnel   Users can create a special password, discretely associated with each family member, which doctors and other emergency response personnel can use to gain access to the particular family member's medical records in the event of a medical emergency. This password grants access to an account but does not allow any additions, changes or deletions to be made to the account. In addition, users can decide which records a doctor will be able to see in an emergency situation. Users can write this password on an emergency sticker they receive when they enroll in our OneHealthPass PHR service, which can be affixed to a driver's license or personal ID. Users can even include a photograph in their emergency profile.

Health Information Library   Users have access to an interactive audio and visual encyclopedia, licensed from a third-party, of over 2,000 health information topics presented in both English and Spanish.

U.S. Healthcare Market

On March 23, 2010, President Obama signed into law a major overhaul of the United States health care and health insurance industries. As part of this overhaul, we anticipate that there will be an increased demand for the cost savings inherent in the use of electronic medical records, particularly the benefits to patients by having a personal health record. Also on February 17, 2009, President Obama signed into law the American Reinvestment and Recovery Act of 2009, or the ARRA, representing the largest government-driven investment in electronic healthcare technologies. Within ARRA, the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisioned more than $19 billion in incentives to healthcare organizations that modernize their medical records systems through the widespread use of health information technology, or HIT. Throughout the process of healthcare reform, the challenge to rein in healthcare expenses will continue to be the nation's long-term fiscal challenge and this creates opportunities for HIT solutions that are shown to create greater efficiencies in care, safety and costs.

Our marketing strategy for our OneHealthPass calls for focus on four sales channels:

Direct to Consumer Marketing   We intend to continue to focus on marketing our OneHealthPass directly to consumers via both on-line and off-line advertising vehicles. OneHealthPass is currently available to individuals on a monthly or annual subscription basis.

Corporate Sales and Employee Benefit Offering    We are pursuing the human resources and benefits market to secure agreements or strategic arrangements providing for companies to offer our product to their employees and members. We believe the user-friendly nature of OneHealthPass makes it readily acceptable to employees and gives companies a low cost way to demonstrate their employee-friendliness.

Affinity Groups and Membership Organizations   OneHealthPass can be bundled with other health or travel-related services. For example, a travel accident insurance company can include our OneHealthPass in its suite of emergency medical and repatriation services for travelers going abroad.  We believe giving users the ability to access their medical records in an emergency situation overseas may add considerable value to an insurance company's travel insurance policies. Additionally, an affinity group, such as an alumni association, may offer OneHealthPass as a recruitment or renewal tool.

Private Label Branding   OneHealthPass is designed to allow site pages to be customized with a corporate, affinity group or membership organization logo and content that is specific to that entity. The technology built into OneHealthPass also is designed to allow companies, groups or organization to instantly communicate with hundreds or even thousands of employees in the event of an announcement or emergency situation.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We use assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies during the period ended December 31, 2009.

Recently Issued Accounting Standards

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

Results of Operations

During the three months ended September 30, 2009, we incurred a net loss of $57,918 compared to net loss of $86,525 for the three months ended September 30, 2008. The decrease in our net loss for the three months ended September 30, 2009 over the comparable period of the prior year is primarily due to a decrease in legal and accounting fees.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings.

Operating expenses for the Company have been paid from the issuance of stock of the Company. At September 30, 2009 the Company had a deficit in working capital (current liabilities in excess of current assets) of $311,684. The working capital deficit at June 30, 2009 was $253,503. The increase in working capital deficit when compared to June 30, 2009 was principally due to accrued salaries and accounts payable.

Since inception, we have financed our cash flow requirements through issuance of common stock and notes payable. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending generation of revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings to the extent available or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

During the quarter ended September 30, 2009, the current assets decreased by $20,657 when compared to June 30, 2009 due to payment on a stock subscription receivable.

During the three months ended September 30, 2009, the current liabilities increased by $37,524 when compared to June 30, 2009 current liabilities.   The primary reason for the increase is due to the salaries payable and accounts payable for work on the platform technology and management of the Company.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital, we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the quarter ended September 30, 2009. Our total accumulated deficit at September 30, 2009 was $4,972,310.

These consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business.  If we are unable to obtain additional financing we may cease operations and note be able to execute on operating plans. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

The Company had not been compliant with SEC reporting deadlines, but management has opted to make the necessary filings to be become compliant with the Securities and Exchange Commission (SEC) reporting guidelines to allow the Company toraise capital in order to execute on the Company’s business strategy.  Management is attempting to raise capital, secure strategic alliances, and to operate the business strategy, however no there is no assurance that these will be obtained.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief accounting and executive officers evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief accounting and chief executive officers concluded that, as of September 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the three months ended September 30, 2009.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is presently not party to any legal proceedings.

Item 1A.  Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed on April 11, 2012.  There has been no material changes in the Company’s assessment of its risk factors during the quarter ended September 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2009 the company did not sell any shares of unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

Item 6. Exhibits.

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

CAPITAL GROUP HOLDINGS. INC. FKA OASIS ONLINE TECHNOLOGIES CORP

July 17, 2012	/s/ Erik J. Cooper
By:	Erik J. Cooper
Its:	Chairman President Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CAPITAL GROUP HOLDINGS. INC. FKA OASIS ONLINE TECHNOLOGIES CORP

July 17, 2012	/s/ Erik J. Cooper
By:	Erik J. Cooper
Its:	Chairman President Chief Executive Officer

/s/ Eric Click
By:	Eric Click
Its:	Director Secretary Treasurer Chief Operating Officer Principal Accounting Officer