Form 10-Q
period 2009-12-31
Capital Group Holdings, Inc.
filed 2012-07-18
CIK 703339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock ($0.01 par value) outstanding as of December 31, 2009, was 19,596,208

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Capital Group Holdings, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2009

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

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

	December 31, 2009	June 30, 2009
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$7,464	$434
Security deposit	-	775
Stock subscription receivable	-	49,576
Total current assets	7,464	50,785

Property and equipment, net of depreciation	-	3,808

TOTAL ASSETS	$7,464	$54,593

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$89,604	$86,628
Accounts payable to related party	3,665	5,067
Accrued payroll liabilities	255,791	187,593
Accrued liabilities	25,000	25,000
Total current liabilities	374,060	304,288

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 100,000,000 shares authorized,
19,596,208 shares issued and outstanding	195,962	195,962
Additonal paid in capital	4,531,236	4,531,235
Services prepaid with common stock	(62,500)	(62,500)
Accumulated deficit	(3,539,288)	(3,539,288)
Accumulated deficit during development stage	(1,492,005)	(1,375,104)

TOTAL STOCKHOLDERS' DEFICIT	(366,595)	(249,695)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,464	$54,593

See accompanying notes to consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations

					For the period from
					April 26, 2006 (Date
					of Commencement of
	For the	For the	For the	For the	Development Stage)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Through
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	December 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-

Expenses:
General and administrative	3,319	45,823	7,380	86,610	539,107
Compensation expense	51,327	51,918	103,382	93,406	515,210
Total operating expenses	54,646	97,741	110,762	180,016	1,044,316

Loss from operations	(54,646)	(97,741)	(110,762)	(180,016)	(1,044,316)

Other Income and Expense
Realized loss on sale of marketable securities	-	(690)	-	(3,210)	(432,643)
Loss on Asset Disposal	(2,469)	-	(2,469)	-	(2,469)
Interest income	-	508	-	2,045	1,094
Interest expense	(1,868)	-	(3,670)	-	(3,670)
Total Other Income (Expense)	(4,337)	(182)	(6,139)	(1,165)	(437,688)

NET LOSS	$(58,983)	$(97,923)	$(116,901)	$(181,181)	$(1,482,004)

Loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	19,596,208	14,399,324	19,596,208	13,935,266

See accompanying notes to consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
			For the period from
			April 26, 2006 (Date
			of Commencement of
	For the	For the	Development Stage)
	Six Months Ended	Six Months Ended	Through
	December 31, 2009	December 31, 2008	December 31, 2009
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(116,901)	$(181,181)	$(1,482,004)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	538	538	2,115
Loss on disposal of furniture	2,469	-	2,469
Stock based compensation	-	-	182,500
Loss on marketable securities	-	3,210	432,717
Increase in accounts payable and accrued expenses	69,772	98,614	374,061
Prepaid expenses and security deposits	775	3,333	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(43,347)	(75,486)	(488,142)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Furniture	801	-	(4,584)
Cash received from sale of Available for sale securities	-	(39,553)	309,782
NET CASH USED IN INVESTING ACTIVITIES	801	(39,553)	305,198

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	49,576	26,000	195,046
Issuance of Common Stock for Services	-	80,000	-
Additional paid in capital	-	-	5,363
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	49,576	106,000	200,409

NET CHANGE IN CASH	7,030	(9,039)	17,465

CASH BALANCES
Beginning of period	434	9,234	-
End of period	$7,464	$9,234	$17,465

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

2.  Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management are necessary to present a fair statement of the results for the period. The results of operations for the period ended December 31, 2009, are not necessarily indicative of the operating results for the full year.

Use of Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period.  Generally, matters subject to estimation and judgment include amounts related to asset impairments and useful lives of fixed assets .  Actual results may differ from estimates provided.

Taxes

At December 31, 2009, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

The Company has accrued for unremitted payroll taxes, employee withholdings, and sales taxes due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of December 31, 2009.

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

Recently Enacted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

3.  Going Concern and Liquidity

The Company has total accumulated losses as of December 31, 2009 of ($5,031,293), and has had negative cash flows from operating activities during the period from inception through December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company had not been compliant with SEC reporting deadlines, but management has opted to make the necessary filings to be become compliant with the Securities and Exchange Commission (SEC) reporting guidelines to allow the Company to raise capital in order to execute on the Company’s business strategy.  Management is attempting to raise capital, secure strategic alliances, and to operate the business strategy, however there is no assurance that these will be obtained.

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

There were 19,596,208 shares of common stock issued and outstanding at December 31, 2009.

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

The Company incurred rent expense on the headquarters facility of $0 and $552 and $2,534 and $5,064 for the three and six months ended December 31, 2009 and 2008, respectively.  On October 1, 2009, the company left the premises under lease and wrote off the security deposit to cover unpaid rent under the December 21, 2007 lease.

7. Agreements

On April 23, 2008 the Company entered into a Line of Credit Funding Agreement with TranSend International, Inc. (“TranSend”) whereby the Company would make available to TranSend up to one hundred thousand dollars ($100,000) in an available Line of Credit to be used for the working capital needs of TranSend. The Line of Credit was uncollateralized, and bore interest at an annual rate of ten percent on the outstanding monthly balance. The Company recorded a bad debt expense of $60,992 for the line of credit used by TranSend and the associated interest on that line for the year ended June 30, 2008.  During 2009, the Company reached an agreement with TranSend for unlimited license to the technology in exchange for the line of credit and accrued interest amounts loaned to TranSend.

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

9.  Subsequent Events

Management has evaluated subsequent events as of the date the financial statements were issued. There are a number of material subsequent events that have occurred, as set forth below:

Subsequent to December 31, 2009 the Company issued $295,000 in convertible notes payable convertible at $0.20 per share with 368,750 attached warrants exercisable at $0.20 per share and $2,193,464 in convertible notes payable convertible at $0.25 per share with 2,193,464 attached warrants exercisable at $0.20 per share.  Convertible notes payable of $2,483,464 were converted for 10,736,079 common shares with $5,000 in notes outstanding.

Subsequent to December 31, 2009, the Company issued 8,775,000 common shares in exchange for services valued at $1,711,500 based on the trading as of the date of issuance.  The company issued 570,834 shares of common stock for $227,500 of cash.  The Company issued 16,000,000 shares to officers and directors as compensation and incentive.

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

Subsequent to December 31, 2009 the company advanced payments in the amount of $204,329 with the anticipation of an acquisition of Giovanni Medical Services and Lab Testing.  After due diligence, it was determined that acquiring Giovanni Medical Services and Lab Testing was not in the best interest of the Company.  The Company recorded a loss in the statement of operations for the advance payments totaling $204,329 in the periods the payments were made.

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

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

Results of Operations

During the three and six months ended December 31, 2009, we incurred a net loss of $58,983 and $116,901 compared to net loss of $97,923 and $181,181 for the three and six months ended December 31, 2008. The decrease in our net loss for the three and six month periods ended December 31, 2009 over the comparable periods of the prior year is primarily due to a decrease in legal and accounting fees.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings.

Operating expenses for the Company have been paid from the issuance of stock of the Company. At December 31, 2009 the Company had a deficit in working capital (current liabilities in excess of current assets) of $366,596. The working capital deficit at June 30, 2009 was $253,503. The increase in working capital deficit when compared to June 30, 2009 was principally due to accrued salaries and accounts payable.

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

As of December 31, 2009, the current assets decreased by $43,321 when compared to June 30, 2009 due to payment on a stock subscription receivable.

As of December 31, 2009, the current liabilities increased by $69,772 when compared to June 30, 2009 current liabilities.   The primary reason for the increase is due to the salaries payable and accounts payable for work on the platform technology and management of the Company.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the quarter ended December 31, 2009. Our total accumulated deficit at December 31, 2009 was $5,031,293.

These consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business.  If we are unable to obtain additional financing we may cease operations and not be able to execute on operating plans. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

The Company had not been compliant with SEC reporting deadlines, but management has opted to make the necessary filings to be become compliant with the Securities and Exchange Commission (SEC) reporting guidelines to allow the Company to raise capital in order to execute on the Company’s business strategy.  Management is attempting to raise capital, secure strategic alliances, and to operate the business strategy, however no there is no assurance that these will be obtained.

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

Based on that evaluation, our chief accounting and chief executive officers concluded that, as of December 31, 2009, our disclosure controls and procedures were, subject to the limitations noted above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the three months ended December 31, 2009.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is presently not party to any legal proceedings.

Item 1A.  Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed on April 11, 2012.  There have been no material changes in the Company’s assessment of its risk factors during the quarter ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2009 the company did not sell any shares of unregistered equity securities.

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