Form 10-Q
period 2010-03-31
Capital Group Holdings, Inc.
filed 2012-07-18
CIK 703339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock ($0.01 par value) outstanding as of March 31, 2010, was 19,596,208

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Capital Group Holdings, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2010

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

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

	March 31, 2010	June 30, 2009
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$42,657	$434
Other current assets	12,500	775
Stock subscription receivable	-	49,576
Total current assets	55,157	50,785

Property and equipment, net of depreciation	12,677	3,808

TOTAL ASSETS	$67,834	$54,593

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$107,049	$86,628
Accounts payable to related party	3,665	5,067
Accrued payroll liabilities	315,941	187,593
Accrued liabilities	26,195	25,000
Convertible notes payable net of discount for warrants	220,461	-
Total current liabilities	673,311	304,288

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 100,000,000 shares authorized,
19,596,208 shares issued and outstanding	195,962	195,962
Additional paid in capital	4,535,846	4,531,235
Services prepaid with common stock	(62,500)	(62,500)
Accumulated deficit	(3,539,288)	(3,539,288)
Accumulated deficit during development stage	(1,735,497)	(1,375,104)

TOTAL STOCKHOLDERS' DEFICIT	(605,477)	(249,695)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$67,834	$54,593

See accompanying notes to consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations

					For the period from
					April 26, 2006 (Date
					of Commencement of
	For the	For the	For the	For the	Development Stage)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Through
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-

Expenses:
General and administrative	98,112	19,436	108,483	106,334	640,210
Compensation expense	101,799	91,439	202,190	184,845	614,018
Due diligence cost on rescinded purchases	39,835	-	42,059	-	42,059
Total operating expenses	239,746	110,875	352,732	291,179	1,296,287

Loss from operations	(239,746)	(110,875)	(352,732)	(291,179)	(1,296,287)

Other Income and Expense
Realized loss on sale of marketable securities	-	-	-	(3,210)	(432,643)
Interest income	-	-	-	2,045	1,094
Interest expense	(3,745)	-	(7,661)	-	(7,661)
Total Other Income (Expense)	(3,745)	-	(7,661)	(1,165)	(439,210)

NET LOSS	$(243,491)	$(110,875)	$(360,393)	$(292,344)	$(1,735,497)

Loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average common shares outstanding - Basic and diluted	19,596,208	22,189,542	19,596,208	16,646,525

See accompanying notes to consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
			For the period from
			April 26, 2006 (Date
			of Commencement of
	For the	For the	Development Stage)
	Nine Months Ended	Nine Months Ended	Through
	March 31, 2010	March 31, 2009	March 31, 2010
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(360,393)	$(292,344)	$(1,735,497)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	681	4,229	2,258
Loss on disposal of furniture	2,469	-	2,469
Stock based compensation	-	-	182,500
Gain on marketable securities	-	3,210	432,718
Non-cash interest expense	72	-	72
Increase in accounts payable and accrued expenses	148,562	131,076	452,850
Prepaid expenses and security deposits	(11,725)	(26,917)	(12,500)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(220,334)	(180,746)	(675,130)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and equipment	(12,819)	-	(18,204)
Proceeds from the sale of furniture	800	-	800
Cash received from sale of available for sale securities	-	(39,553)	309,782
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(12,019)	(39,553)	292,378

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable	225,000	-	225,000
Issuance of common stock for cash or collection on subscriptions	49,576	451,996	195,046
Additional paid in capital	-	(240,246)	5,363
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	274,576	211,750	425,409

NET CHANGE IN CASH	42,223	(8,549)	42,657

CASH BALANCES
Beginning of period	434	9,234	-
End of period	$42,657	$685	$42,657

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount for fair value of attached warrants	4,610	$-	$4,610

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

2.  Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management are necessary to present a fair statement of the results for the period. The results of operations for the period ended March 31, 2010, are not necessarily indicative of the operating results for the full year.

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

Taxes

At March 31, 2010, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

The Company has accrued for unremitted payroll taxes, employee withholdings, and sales taxes due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of March 31, 2010.

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

All cash and cash equivalents, accounts payable, and accrued liabilities are carried at fair value.  Convertible notes payable are carried at fair value based on their carrying amounts less a note discount for the relative fair value of the attached warrants issued with the notes.  Warrants issued were valued using the Black-Scholes option pricing model, which is a level three input (see note 5).

Recently Enacted Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which will require companies to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value hierarchies and information on purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU is effective prospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2010. The Company expects that the adoption of ASU 2010-06 will not have a material impact on its financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

3.  Going Concern and Liquidity

The Company has total accumulated losses as of March 31, 2010 of $5,274,785, and has had negative cash flows from operating activities during the period from inception through March 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

4. Common Stock

Pursuant to the Articles of Incorporation as amended on September 19, 2007, the Company is authorized to issue 100,000,000 common shares, with a par value of $0.01 per share. In connection with the Capital Base Funding Agreement as discussed in Note 9, which ended on December 31, 2007, the Company issued 51,046 shares of the Company’s common stock in exchange for funding totaling $51,046. On October 22, 2007, the Company issued 990,000 shares of common stock in exchange for 99,000 freely trading registered shares of Immunosyn Corporation, a Delaware corporation.

There were 19,596,208 shares of common stock issued and outstanding at March 31, 2010.

5.  Convertible Notes Payable

During the period ended March 31, 2010 the Company issued $225,000 convertible notes payable and 281,250 attached warrants to third party investors in exchange for $225,000 in cash.  The notes have a one year maturity and bear an interest rate of 12% per annum.   The notes are convertible into common shares at a conversion price of $0.20 per share for $205,000 of the notes with 256,250 attached warrants exercisable into common shares at $0.20 per warrant; and $0.25 per share for $20,000 of the notes with 25,000 attached warrants exercisable into common shares at $0.25 per warrant.  As of March 31, 2010 no notes have been converted and no warrants exercised.

	March 31, 2010		June 30, 2009
	Current	Long Term	Current	Long Term

Unsecured convertible notes payable with a 12% interest	$ 205,000	$ -	$ -	$ -
rate and convertible at $0.20 per common share

Unsecured convertible notes payable with a 12% interest	20,000	-	-	-
rate and convertible at $0.25 per common share
	$ 225,000	$ -	$ -	$ -

Annual maturities of Convertible Notes Payable are as follows:

Year Ending
2011	$ 225,000
Total	$ 225,000

The Company issues attached warrants to purchase its common stock on issuance of convertible notes payable.  The warrants had exercise prices of $0.20 and $0.25 with a three year expiration and immediate vesting.  The fair value of each issuance is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates assumptions for each input. Expected volatilities are based on the historical volatility of the Company’s common equity traded on the OTC market. The Company estimates expected life of each warrant based on the midpoint between the dates the warrant vests and the contractual term of the warrant. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related warrant.
The warrants were issued throughout the period and the Black-Scholes option pricing model inputs were used on the date of issuance which ranged over the period for the following assumptions: stock price on the measurement date was between $0.005 and $0.038;  expected term of three years; expected volatility of 371.95%; and discount rate of 1.68% and 0.99%. The total fair value of the warrants issued in exchange for services was calculated at $4,610 recorded as a discount to the notes to which they were attached.

A summary of warrant activity is presented below:

	March 31, 2010	June 30, 2009
Unexercised warrants, beginning of year	-	-
Stock warrants issued during the year	281,250	-
Stock warrants expired	-	-
Stock warrants exercised	-	-
Unexercised warrants, end of year	281,250	-
Vested warrants, end of year	281,250	-

The following table summarizes information about the warrants as of March 31, 2010:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of June 30, 2009	-	$ -
Granted	281,250	$ 0.20
Expired	-	$ -
Exercised	-	$ -
Outstanding as of March 31, 2010	281,250	$ 0.20	2.90 Years	$ -
Exercisable as of March 31, 2010	281,250	$ 0.20	2.90 Years	$ -

The year-end intrinsic values are based on a March 31, 2010 closing price of $0.021 per share.

6.  Name Change and Reverse Stock Split

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

7. Leases

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

Future minimum lease payments were as follows:

2010	$7,500
2011	$30,000
2012	$22,500

The Company incurred rent expense on the headquarters facility of $0 and $552 and $2,534 and $5,064 for the three and nine months ended March 31, 2010 and 2009, respectively.  On October 1, 2009, the company left the premises under lease and wrote off the security deposit to cover unpaid rent under the December 21, 2007 lease.

8. Agreements

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

On February 26, 2010 the Company entered into an agreement to contemplate the acquisition of intellectual property and membership in a third party technology application development company for $155,000 earnest money.   The transaction was never completed and the Company recorded the earnest money as the cost of due diligences on rescinded purchases.

9.  Related Party Transactions

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

10.  Subsequent Events

Management has evaluated subsequent events as of the date the financial statements were issued. There are a number of material subsequent events that have occurred, as set forth below:

Subsequent to March 31, 2010 the Company issued $50,000 in convertible notes payable convertible at $0.20 per share with 62,500 attached warrants exercisable at $0.20 per share and $2,173,464 in convertible notes payable convertible at $0.25 per share with 2,173,464 attached warrants exercisable at $0.20 per share.  Convertible notes payable of $2,483,464 were converted for 10,736,079 common shares with $5,000 in notes outstanding.

Subsequent to March 31, 2010, the Company issued 8,775,000 common shares in exchange for services valued at $1,711,500 based on the trading as of the date of issuance.  The company issued 570,834 shares of common stock for $227,500 of cash.  The Company issued 16,000,000 shares to officers and directors as compensation and incentive.

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

Subsequent to March 31, 2010 the Company advanced payments in the amount of $204,329 with the anticipation of an acquisition of Giovanni Medical Services and Lab Testing.  After due diligence, it was determined that acquiring Giovanni Medical Services and Lab Testing was not in the best interest of the Company.  The Company recorded a loss in the statement of operations for the advance payments totaling $204,329 in the periods the payments were made.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We use assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies during the period ended March 31, 2010.

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which will require companies to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value hierarchies and information on purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU is effective prospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2010. The Company expects that the adoption of ASU 2010-06 will not have a material impact on its financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

Results of Operations

During the three and nine months ended March 31, 2010, we incurred a net loss of $243,491 and $360,393compared to net loss of $110,875 and $292,344 for the three and nine months ended March 31, 2009. The increase in our net loss for the three and nine months ended March 31, 2010 over the comparable period of the prior year is primarily due to  salaries, wages and costs associated with fundraising for the company.  Additionally, the Company incurred costs associated with due diligence on the contemplated purchase of intellectual property and an interest in a company.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings.

Operating expenses for the Company have been paid by the issuance of stock and convertible notes payable of the Company. At March 31, 2010 the Company had a deficit in working capital (current liabilities in excess of current assets) of $618,154. The working capital deficit at June 30, 2009 was $253,503. The increase in working capital deficit when compared to June 30, 2009 was principally due to accrued salaries and accounts payable, accrued fees for legal and professional services, and notes payable that were issued for funding.

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

As of March 31, 2010, the current assets increased by $4,372 when compared to June 30, 2009 due to payment on a stock subscription receivable and additional cash as a result of the issuance of the convertible notes payable.

As of March 31, 2010, the current liabilities increased by $369,023 when compared to June 30, 2009 current liabilities.   The primary reason for the increase is due to the salaries payable and accounts payable for work on the platform technology and management of the Company and the issuance of notes payable used to fund operations and perform due diligence on contemplated acquisitions.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the quarter ended March 31, 2010. Our total accumulated deficit at March 31, 2010 was $5,274,785.

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

Based on that evaluation, our chief accounting and chief executive officers concluded that, as of March 31, 2010, our disclosure controls and procedures were, subject to the limitations noted above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2010.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is presently not party to any legal proceedings.

Item 1A.  Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed on April 11, 2012.  There have been no material changes in the Company’s assessment of its risk factors during the quarter ended March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2010 the company did not sell any shares of unregistered equity securities.  The Company issued unregistered convertible notes payable that are convertible into common equity.

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