Form 10-K
period 2010-06-30
Capital Group Holdings, Inc.
filed 2012-07-18
CIK 703339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ☐  No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No  ☒

The number of shares of common stock ($0.01 par value) outstanding as of June 30, 2010 was 19,596,208.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CAPITAL GROUP HOLDINGS, INC.
FOR THE FISCAL YEAR ENDED
JUNE 30, 2010

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

On November 4, 2010 the Oasis Online Technologies Corp. name was changed to Capital Group Holdings, Inc.  Throughout this Annual Report references to “we”, “our”, “us”, “Oasis Online Technologies Corp.”, “Oasis Online”, “Oasis”, “Capital Group Holdings”, “Capital Group”, “CGHC”, “the Company”, and similar terms refer to, Capital Group Holdings, Inc.

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

On July 10, 2007, in connection with that Stock Purchase Agreement with Big Eye Capital, Inc., the Company received a letter of resignation from Michael Friess resigning as an officer and director of the Company and a letter of resignation from Sanford Schwartz resigning as a director of the Company, both effective immediately. Following receipt of these letters of resignation, the Board named Erik J. Cooper as the Chairman, President and Chief Executive Officer, also on that date, while John H. Venette remained as a director as well as the Chief Financial Officer, Treasurer and Secretary.

On September 19, 2007, the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Minnesota to (i) change its name from Implant Technologies, Inc. to Oasis Online Technologies, Corp, and (ii) give notice of an eight-for-one reverse stock split of the shares of the Company’s common stock.

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

On October 22, 2007, in a share exchange agreement, the Company issued 990,000 post-split shares of its common stock in exchange for 99,000 freely trading registered shares of Immunosyn Corporation, a Delaware corporation, from Argyll Equities, LLC.  This was recorded as investments at fair value and equity for the stock issued.

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

The Company entered into a revenue sharing agreement with SVC Cards, Inc., pursuant to which SVC has agreed to enter into distribution agreements with the Company so that the Company can market SVC financial products to the Company customers and contacts.

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

We initiated the acquisition of a pharmacy for cash and stock, which was later rescinded as the Company determined the acquisition was not in the best interest of our shareholders.

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

The Company acquired the Master License Agreement from Transend International as settlement for advance payments that were made to Transend pursuant to the Line of Credit Funding Agreement entered into on April 23, 2008, in anticipation of an acquisition of Transend by the Company. After thorough due diligence that was performed between April 23, 2008 and November 5, 2008 by the Company on Transend, it was determined that acquiring Transend was not in the best interest of the Company as Transend was experiencing a rapid decline in revenues due to losing a primary customer.
After acquiring the Pocketserver license pursuant to the November 5, 2008 agreement with Transend, the Company began developing 2 new applications based on the pocketserver software and utilizing the development team from Transend.  The Development took place from November 5, 2008 to April 2009.

 The following is a description of two of the applications that were being developed using the Pocketserver technology license:

AmberCard    AmberCard is a smart-card and USB application which stores high resolution images and data which can be used to quickly retrieve and disseminate critical time-sensitive information on abducted children. The application highly compresses the images so that they can be put on very small storage devices (such as a 32k EMV smart chip) which are fully encrypted and require 2-factor authentication protocols to unlock. The information is stored on the chip via a USB smart-card reader which is connected to the user’s personal computer and/or a USB dongle which contains an internal processing chip. The application would be used to store children's images and information on a card or USB device which can be carried by a parent at all times. Company still has possession and retains all the rights to the software.

Smart ID Card   The Smart ID card was a proof-of-concept development which stored a person's image and personal and travel information securely on the card (again using 2 factor authentication protocols for security) which could be used for quick retrieval of the data. The card would be useful for travelers as well as within closed groups (such as secure business environments) where ID would have to be presented and data collected simply by inserting the card into a reader so identity could be verified and any other corresponding information could be obtained simply by inserting the card into a reader.  The Company still has possession and retains all the rights to the software.

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

In January 2010, the Company identified a market in the telemedicine industry to pursue.  In September 2010 the Company entered into an agreement with a provider of telemedicine to market services under OneHealthPass.  This agreement was later replaced with an agreement with a strategic alliances partner in September 2011 to increase the quality and reliability of the service.

In January 2010, the Company identified a market for the use of the proprietary technology from past development efforts on developed applications.  The Company determined that the information that was stored on these applications could be managed by a centralized system.  Based on this concept and technology, the company commenced developing the Platform, a dynamic Personal Health Record (PHR), as one of the backbone components of OneHealthPass.

 In April and May 2010, the company contracted with developers, some of whom have worked on the original application and the Company’s technology.  This new development team’s efforts are geared to develop the OneHealthPass Platform which is the user’s interface and backend technology for the Company’s telemedicine offering, manage history, and interface with our strategic alliances partner’s systems.

In September 2011, the Company produced the OneHealthPass corporate video, and started production of an advertisement for direct response advertising.
The Company has entered into talks with a direct response agency to manage a direct response advertising campaign.

The Company has entered into talks with a call center to manage inbound customer calls for the direct response campaign.

With all of the agreements in place and sufficient development of the OneHealthPass Platform, the Company has commenced the marketing of OneHealthPass and will continue developing the Platform and managing the direct response advertising campaign throughout 2012.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk, and should not be made by anyone who cannot afford to lose their entire investment.  You should consider carefully the risks set forth in this section, together with the other information contained in this report, before making a decision to invest in our common stock.  Our business, operating results and financial condition could be seriously harmed and you could lose your entire investment if any of the following risks were to occur.

Risks Related to Our Business

We are a start-up company with limited operating history, no revenue and have to rely on our ability to raise capital to fund operations and there can be no assurance we will ever reach profitability or be able to continue to raise capital to fund operations.

Capital Group commenced limited operations in September of 2007, therefore, we have limited operating history on which to make an investment decision. Accordingly, the Company has a limited operating history and the business strategy may not be successful. Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through June 30, 2010, the Company’s business has not shown a profit in operations and has generated no revenues.  There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

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

Our independent registered public accounting firm’s report states that there is substantial doubt that we will be able to continue as a going concern.  Our possible inability to stay in business could result in a total loss on investment by our shareholders.

Our accompanying financial statements have been prepared assuming that we will continue as a “going concern.” As discussed in Note 1 to the Company’s June 30, 2010 consolidated financial statements, we have no revenues, the Company is in its development stage, has minimal business operations, has recurring losses and has negative working capital and a stockholders’ deficit. These issues raise substantial doubt about our ability to continue as a “going concern.” Our ability to stay in business will, in part, depend on our ability to raise additional funding.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Acquisitions, mergers and joint ventures entered into by us may have an adverse effect on our business. We expect to engage in acquisitions, mergers or joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, or that we experience difficulty in the integration of new assets, employees, business systems, and technology, or diversion of management's attention from our other businesses. These events may materially and adversely affect our business, results of operations and financial condition.

The current and future state of the economy may materially and adversely affect our business, results of operations and financial condition.

Our business may be adversely affected by changes in domestic economic conditions, including inflation or deflation, changes in consumer preferences, changes in consumer spending rates, personal bankruptcy and the ability to collect our customer accounts. Changes in economic conditions may adversely affect the demand for our products and make it more difficult to collect customer accounts, thereby negatively affecting our business, operating results and financial condition. The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions could, among other things, impair the financial condition of some of our customers and suppliers, thereby increasing customer bad debts or non-performance by suppliers.   If we experience bad debts or slow paying customers in significant quantities, our cash flow will be limited and our ability to pay our own obligations will be questionable.  As a small business these issues will affect us more than our larger competitors putting financial strain on our business and threatening our survival particularly since we have limited capital to rely on to overcome cash flow issues of slow paying customers.  If our customers are unable to pay or pay slowly it may materially and adversely affect our business, results of operations and financial condition.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was traded under our former name Implant Technologies, Inc. on the OTC Bulletin Board over-the-counter market from June 2007 to September 2007 under the symbol "IMLT” Effective September 19, 2007 the Company changed its name to Oasis Online Technologies Corp. and effective September 26, 2007 the quotation symbol was changed to “OOLN” where our stock traded on the OTC bulletin Board over-the-counter market.  On July 15, 2009 the company was delinquent on its SEC filings and was removed from the OTC Bulletin Board and moved to the Pink Sheets.  In November 2010 the Company changed its name to Capital Group Holdings, Inc and the stock has traded on the OTC Pink Sheets over-the-counter since November 1, 2010 under the symbol “CGHC”.  The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board over-the-counter market from July 1, 2008 under both ticker symbols. The source of these quotations are OTCBB.com quarterly market summary. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not reflect actual transactions.
Quarter Ending	High Bid	Low Bid

September 30, 2008	$0.95	$0.95

December 31, 2008	$0.95	$0.95

March 31, 2009	$0.95	$0.95

June 30, 2009	$0.95	$0.95

September 30, 2009	$0.95	$0.95

December 31, 2009	$0.95	$0.0005

March 31, 2010	$0.021	$0.0005

June 30, 2010	$0.04	$0.005

Holders of Common Stock

As of June 30, 2010, we had 137 stockholders of record of the 19,596,208 shares of our common stock outstanding.

Dividends

The payment of dividends is subject to the discretion of the Company’s Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid nor declared any dividends on our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements do not anticipate paying any dividends in the foreseeable future.

We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	our financial condition;
•	earnings;
•	need for funds
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

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

Results of Operations

YEAR ENDED JUNE 30, 2010 COMPARED TO THE YEAR ENDED JUNE 30, 2009

During the year ended June 30, 2010, we incurred a net loss of $1,200,739 compared to net loss of $562,687 for the year ended June 30, 2009. The increase in our net loss for the year ended June 30, 2010 over the comparable period of the prior year is primarily due to  $269,969  of costs related to due diligence related to rescinded purchases, and increased compensation and expenses due to increased operations associated with the licenses.  The Company had an increase of compensation expense of $184,639 for the year ended June 30, 2010 over the 2009 due to increased expenses incurred in the development of the technology and management compensation.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings.

Operating expenses for the Company have been paid by the issuance of stock and convertible notes payable of the Company. At June 30, 2010 the Company had a deficit in working capital (current liabilities in excess of current assets) of $1,386,025. The working capital deficit at June 30, 2009 was $253,503. The increase in working capital deficit when compared to June 30, 2009 was principally due to increases in accrued salaries, accounts payable, and issuance of convertible notes payable.

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

During the year ended June 30, 2010, the current assets decreased by $23,279 when compared to June 30, 2009 due to the collection of a stock subscription receivable.

During the twelve months ended June 30, 2010, the current liabilities increased by $1,109,243 when compared to June 30, 2009 current liabilities.   The primary reason for the increase is due to the salaries payable and accounts payable for work on the platform technology and management of the Company, and convertible notes payable issued.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the year ended June 30, 2010. Our total accumulated deficit at June 30, 2010 was $6,115,131.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.  We believe there have been no significant changes in accounting policies during the year ended June 30, 2010.  We believe the following represent our most critical accounting policies.

Valuation of Deferred Tax Assets

The Company regularly evaluates its ability to recover the reported amount of deferred income tax assets considering several factors, including an estimate of the likelihood that the Company will generate sufficient taxable income in future years in which temporary differences reverse and net operating loss carry forwards may be used. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of June 30, 2010 and 2009.

Use of estimates

The preparation of the consolidated financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but not limited to, useful lives of property and equipment, fair value of equity instruments, and valuation of deferred tax assets. Actual results could differ from those estimates.

Fair Value of Equity Instruments

The Company measures a debt discount based on estimated fair values of all warrants issued with convertible notes payable.  The discount is amortized over the life of the warrants and recognized in the financial statements as interest expense.

The Company uses the Black-Scholes pricing model to estimate the fair value of warrants. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the warrant’s expected term and the price volatility of the underlying stock. The expected term of warrants is based on the contractual term of the warrants. Expected volatility is based on historical volatility over the expected life of the warrants.

All other issuances of common stock as consideration for goods or services received were accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. Such fair value is measured at an appropriate date and capitalized or expensed as if the Company had paid cash for the goods or services.
For purposes of determining the fair values of warrants using the Black-Scholes option pricing model, the Company used the following assumptions in the year ended June 30, 2010.  There were no warrants issued or outstanding in 2009:

Year ending
June 30, 2010
Expected volatility	297.20%
Risk-free interest rate	1.37%
Warrant life	3
Expected dividends	0%

Given an active trading market for its common stock, the Company estimated the volatility of stock based on week ending closing prices over a historical period of not less than one year. As a result, depending on how the market perceives any news regarding the Company or its earnings, as well as market conditions in general, it could have a material impact on the volatility used in computing the value we place on these equity instruments.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Capital Group Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Capital Group Holdings, Inc. (a development stage company) as of June 30, 2010 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended and for the period from April 26, 2006 (date of inception of the development stage) through June 30, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2010 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Group Holdings, Inc. at June 30, 2010, and the results of its operations, changes in stockholders’ deficit, and its cash flows for the year then ended and for the period from April 26, 2006 (date of inception of the development stage) through June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a negative cash flow from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP
Semple, Marchal & Cooper, LLP
Certified Public Accountants
Phoenix, Arizona
July 17, 2012

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

/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants
7931 S. Broadway, #314
Littleton, Colorado 80122

April 4, 2012

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

	June 30, 2010	June 30, 2009

ASSETS

Current assets:
Cash and cash equivalents	$15,006	$434
Other current assets	12,500	775
Stock subscription receivable	-	49,576
Total current assets	27,506	50,785

Property and equipment, net of depreciation	15,199	3,808

TOTAL ASSETS	$42,705	$54,593

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$152,044	$86,628
Accounts payable to related party	3,665	5,067
Accrued payroll liabilities	396,877	187,593
Accrued liabilities	16,508	25,000
Convertible notes payable net of discount for warrants	844,437	-
Total current liabilities	1,413,531	304,288

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 100,000,000 shares authorized,
19,596,208 shares issued and outstanding	195,962	195,962
Additional paid in capital	4,548,343	4,531,235
Services prepaid with common stock	-	(62,500)
Accumulated deficit	(3,539,288)	(3,539,288)
Accumulated deficit during development stage	(2,575,843)	(1,375,104)

TOTAL STOCKHOLDERS' DEFICIT	(1,370,826)	(249,695)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$42,705	$54,593

See accompanying notes to consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations

			For the period from
			April 26, 2006 (Date
			of Commencement of
	For the	For the	Development Stage)
	Year Ended	Year Ended	Through
	June 30, 2010	June 30, 2009	June 30, 2010

Revenues:
Sales	$-	$-	$-
Total revenues	-	-	-

Expenses:
General and administrative	459,658	298,818	991,385
Compensation expense	445,193	260,554	857,021
Due diligence cost on rescinded purchases	269,969	-	269,969
Total operating expenses	1,174,820	559,372	2,118,375

Loss from operations	(1,174,820)	(559,372)	(2,118,375)

Other Income and Expense
Realized loss on sale of marketable securities	-	(3,315)	(432,643)
Interest income	-	-	1,094
Interest expense	(25,919)	-	(25,919)
Total Other Income (Expense)	(25,919)	(3,315)	(457,468)

NET LOSS	$(1,200,739)	$(562,687)	$(2,575,843)

Loss per share – basic and diluted	$(0.06)	$(0.04)

Weighted average common shares outstanding - basic and diluted	19,596,208	14,690,759

See accompanying notes to consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders' Deficit

						Accumulated
						Deficit
				Service Prepaid with		During	Total
	Common Stock		Additional	Common	Accumulated	Development	Stockholders'
	Shares	Amount	Paid In Capital	Stock	Deficit	Stage	Deficit

Balance at April 26, 2006 (Commencement of Development Stage)	2,430,162	$24,302	$3,514,986	$-	$(3,539,288)	$-	$-

Net loss for the period April 26, 2006
through June 30, 2006	-	-	-	-	-	-	-

Balance at June 30, 2006	2,430,162	$24,302	$3,514,986	$-	$(3,539,288)	$-	$-

Issuance of common stock for cash at $0.0025	10,000,000	100,000	(80,000)	-	-	-	20,000
per share on December 4, 2006, less offering costs

Net loss for the year ended
June 30, 2007	-	-	-	-	-	(24,166)	(24,166)

Balance at June 30, 2007	12,430,162	$124,302	$3,434,986	$-	$(3,539,288)	$(24,166)	$(4,166)

Issuance of common stock for cash at $1.00
per share on September 30, 2007	51,046	510	50,536	-	-	-	51,046

Issuance of common stock for investment in
marketable securities at $0.75 per share
on October 22, 2007	990,000	9,900	732,600	-	-	-	742,500

Additional Paid-in-capital	-	-	5,363	-	-	-	5,363

Net loss for the year ended
June 30, 2008	-	-	-	-	-	(788,251)	(788,251)

Balance at June 30, 2008	13,471,208	$134,712	$4,223,485	$-	$(3,539,288)	$(812,417)	$6,492

Stock issued for stock subscription at $0.12 per	1,000,000	10,000	114,000	-	-	-	124,000
share on November 14, 2008

Shares issued for services at $0.10 per share	1,500,000	15,000	138,750	(62,500)	-	-	91,250
on December 31, 2008

Shares issued for director's fees at $0.12 per	500,000	5,000	55,000	-	-	-	60,000
share on December 31, 2008

Shares issued for services at $0.01 per share	3,125,000	31,250	-	-	-	-	31,250
on June 30, 2009
Net loss for the year ended
June 30, 2009	-	-	-	-	-	(562,687)	(562,687)

Balance at June 30, 2009	19,596,208	$195,962	$4,531,235	$(62,500)	$(3,539,288)	$(1,375,104)	$(249,695)

Services prepaid with common stock	-	-	-	62,500	-	-	62,500

Warrants issued with convertible notes payable	-	-	17,108	-	-	-	17,108

Net loss for the year ended
June 30, 2010	-	-	-	-	-	(1,200,739)	(1,200,739)

Balance at June 30, 2010	19,596,208	$195,962	$4,548,343	$-	$(3,539,288)	$(2,575,843)	(1,370,826)

See accompanying notes to consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
			For the period from
			April 26, 2006 (Date
	For the	For the	of Commencement of
	Year Ended	Year Ended	Development Stage)
	June 30, 2010	June 30, 2009	Through June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,200,739)	$(562,687)	$(2,575,843)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,604	1,077	3,181
Services provided in exchange for common shares	62,500	-	62,500
Stock based compensation	-	182,500	182,500
Loss (Gain) on marketable securities	-	3,315	432,718
Non-cash interest expense	1,045	-	1,045
Changes in operating assets and liabilities:
Increase in accounts payable	65,416	269,086	369,704
Accounts payable - related party	(1,402)	-	(1,402)
Accrued liabilities	200,792	-	200,792
Prepaid expenses and security deposits	(11,725)	-	(12,500)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(882,509)	(106,709)	(1,337,305)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,995)	-	(18,380)
Proceeds from sale of available for sale securities	-	23,485	309,782
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(12,995)	23,485	291,402

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes payable	860,500	-	860,500
Issuance of common stock for cash or collection on subscriptions	49,576	74,424	195,046
Additional paid in capital	-	-	5,363
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	910,076	74,424	1,060,909

NET CHANGE IN CASH	14,572	(8,800)	15,006

CASH BALANCES
Beginning of year	434	9,234	-
End of year	$15,006	$434	$15,006

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount for fair value of attached warrants	$17,108	$-	$17,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to consolidated financial statements

Note 1 - Summary of Accounting Policies, and Description of Business

This summary of significant accounting policies of Capital Group Holdings, Inc. (formerly Oasis Online Technologies Corp) (the “Company”), is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.
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

(b)  Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Significant estimates are used for, but not limited to, useful lives of property and equipment, fair value of equity instruments, and valuation of deferred tax assets. Actual results could differ from those estimates.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of Capital Group Holdings, Inc. and its wholly-owned subsidiary, OneHealthPass, Inc.  All inter-company balances and transactions have been eliminated.

(d)  Per Share Information

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

As of the years ended June 30, 2010 and 2009 there were 4,671,250 and 0, respectively, potentially dilutive shares.  There were 3,737,000 and 0 shares resulting from the issuances of convertible promissory notes for the years ended June 30, 2010 and 2009, respectively.  As of the years ended June 30, 2010 and 2009 there were 934,250 and 0, respectively outstanding warrants issued that are potentially dilutive.

(e)  Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital. We have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the year ended June 30, 2010. Our total stockholders’ deficit at June 30, 2010 was $6,115,131.

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

(f)  Recent Accounting Pronouncements

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

(g)  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of  credit risk consist primarily of  cash and cash equivalents.  The Company places its cash and cash equivalents with financial institutions.  As of June 30, 2010 and 2009, the Company did not have a concentration of credit risk since it had no cash and cash equivalents in bank accounts in excess of the FDIC insured amounts.

(h)   Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

(i)  Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset which is seven years.  Leasehold improvements, if any, are amortized over the remaining term of the applicable leases or their useful lives, whichever is shorter.  Maintenance and repairs are charged to expense as incurred; improvements and betterments are capitalized.  Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to the statement of operations.

 (j)    Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments”, which on July 1, 2009 was codified as Accounting Standards Codification 820-Fair Value Measurement and Disclosure (“ASC 820”).   ASC 820 requires disclosure of  fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash, marketable securities, stock subscription receivable, accounts payable, and accounts payable-related party approximate their estimated fair values due to their short-term maturities.  Convertible notes payable were issued to investors with attached warrants which were recorded at relative fair value as a discount to the convertible notes payable (note 5).

(k)   Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes”, which on July 1, 2009 was codified as Accounting Standards Codification 740 – Income Taxes.   ASC 740 requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in affect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

(l)    Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $2,742 and $390 of advertising expense during the years ended June 30, 2010 and 2009, respectively.

(m)    Development Stage

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

(n)    Fair Value

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

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

(n)    Other

The Company has accrued for unremitted taxes and withholdings due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of June 30, 2010 and 2009.
The Company has selected June 30 as its fiscal year end in accordance with the corporate charter.

The Company has paid no dividends as there have been no earnings to date.

Note 2 -   Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and for tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) and capital loss carry forwards. The net operating loss carry forward, if not used, will expire in various years through 2030, and is severely restricted as per the Internal Revenue code due to the change in ownership. The capital loss carry forward, if not used, will expire in 2012. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating and capital loss carry forwards. Net operating and capital loss carry forwards may be further limited by other provisions of the tax laws. The Company’s U.S. federal and state  income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. The years open for examination are 2007, 2008, and 2009 and later years. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

The Company has estimated available net operating losses of $2,166,000 which can be utilized to offset future earnings of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The valuation allowance increased by $401,000 during the year end June 30, 2010.

The Company has the following carryforwards available at June 30, 2010:

Operating Losses
Expires	Amount
2027	$ 24,000
2028	812,000
2029	262,000
2030	1,068,000
Total	$ 2,166,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2010 and 2009 are summarized below.

	June 30, 2010	June 30, 2009
Current Deferred tax asset:
Payroll & vacation accruals	$ 132,323	$ 117,907

Non-Current Deferred tax asset:
Net operating losses	1,200,739	562,687
Non-statutory stock compensation	-	182,500
Net Deferred Tax Asset	$ 1,333,062	$ 863,094

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

	Estimated NOL & capital loss carry-forward	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2009	1,098,863	412,074	(412,074)	-	-
June 30, 2010	2,167,279	812,730	(812,730)	(400,656)	-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

	June 30, 2010	June 30, 2009
Federal Statutory Rate	34.00%	34.00%
Effects of:
State Income Taxes	3.50%	3.50%
Change in Valuation Allowance	-37.50%	-37.50%
Effective Tax Rate	0.00%	0.00%

Uncertain Tax Positions

The Company has evaluated for uncertain tax positions and determined that there were none as of June 30, 2010.

The Company did not recognize any penalties or interest related to uncertain tax positions during the years ended June 30, 2010 and 2009.  No penalties or interest for unrecognized tax benefits had been accrued as of June 30, 2010 and 2009.

Note 3 -   Property and Equipment

The Company records property and equipment at cost less accumulated depreciation.  Below is a summary of property and equipment:

	Life In Years	June 30, 2010	June 30, 2009
Asset Type
Office Equipment and Furniture	7	$16,265	$5,385
Subtotal		16,265	5,385
Less Accumulated Depreciation		(1,066)	(1,577)
Net Book Value		$15,199	$3,808

Depreciation expense on property and equipment was $1,604 and $1,077, for the years ended June 30, 2010, and 2009 respectively.

Note 4 -   Common Stock

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

On November 14, 2008 the Company issued 1,000,000 shares for a stock subscription at $0.12 per share.  At June 30, 2009, a balance of  $49,576 remained in stock subscriptions receivable, which was subsequently received in the year ended June 30, 2010.  On December 31, 2008, the Company issued 500,000 shares for directors’ fees at $0.12 per share.  On December 31, 2008 the Company issued 1,500,000 shares for consulting services at a value of $0.10 per share of which $87,500 was earned and $62,500 was unearned.  The value of the shares issued for services was determined by the approximate trading price of the stock on the date the shares were issued and the approximate value of the services.  On June 30, 2009, the Company issued 3,125,000 shares for consulting services at a value of $0.01 per share.  The value of the shares issued for services was determined by the approximate trading price of the stock on the date the shares were issued and the approximate value of the services.  There were 19,596,208 shares of common stock issued and outstanding at June 30, 2010.

Note 5 -   Convertible Notes Payable

During the year ended June 30, 2010, the Company issued $860,500 convertible notes payable and 934,250 attached warrants to third party investors in exchange for $860,500 in cash.  The notes have a one year maturity and bear interest at a rate of 12% per annum.   The notes are convertible into common shares at a conversion price of $0.20 per share for $295,000 of the notes with 368,750 attached warrants exercisable into common shares at $0.20 per warrant; and $0.25 per share for $565,500 of the notes with 565,500 attached warrants exercisable into common shares at $0.20 per warrant.  As of June 30, 2010 no notes have been converted and no warrants exercised.

	June 30, 2010		June 30, 2009
	Current	Long Term	Current	Long Term

Unsecured convertible notes payable with a 12% interest	$ 295,000	$ -	$ -	$ -
rate and convertible at $0.20 per common share

Unsecured convertible notes payable with a 12% interest	565,500	-	-	-
rate and convertible at $0.25 per common share
	$ 860,500	$ -	$ -	$ -

Annual maturities of Convertible Notes Payable are as follows:

Year Ending
2011	$ 860,500
Total	$ 860,500

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

The warrants were issued throughout the period and the Black-Scholes option pricing model inputs were used on the date of issuance which ranged over the period for the following assumptions: stock price on the measurement date was between $0.005 and $0.038;  expected term of three years; expected volatility between 371.95% and 257.08%; and discount rate of 1.68% and 0.99%. The total fair value of the warrants issued with convertible notes payable was calculated at $17,008 recorded as a discount to the notes to which they were attached.

A summary of warrant activity is presented below:

	June 30, 2010	June 30, 2009
Unexercised warrants, beginning of year	-	-
Stock warrants issued during the year	934,250	-
Stock warrants expired	-	-
Stock warrants exercised	-	-
Unexercised warrants, end of year	934,250	-
Vested warrants, end of year	934,250	-

The following table summarizes information about the warrants as of June 30, 2010:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of June 30, 2009	-	$ -
Granted	934,250	$ 0.23
Expired	-	$ -
Exercised	-	$ -
Outstanding as of June 30, 2010	934,250	$ 0.23	2.75 Years	$ -
Exercisable as of June 30, 2010	934,250	$ 0.23	2.75 Years	$ -

The year-end intrinsic values are based on a June 30, 2010 closing price of $0.02 per share.

Note 6 -   Name Change and Reverse Stock Split

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

Note 7 -   Change in Control

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

Note 8 - Leases

At December 21, 2007, the Company signed a new operating lease for its headquarters facilities that expired December 31, 2010. Under the terms of the lease agreement, the Company was responsible for its share of normal operating costs, including maintenance expenses, property taxes and insurance. Rent for the first 12 months was $817 per month which includes city tax and a parking fee. The rent for the remaining 24 months was $881 per month including tax and parking. The lease agreement included a $775 security deposit.  A new lease for the facility was executed on March 5, 2010 for a period of two years with the lease ending March 5, 2012.  Rent was $2,500 per month with a security deposit of $7,250.  Under the terms of the lease agreement, the Company was responsible for its share of normal operating costs, including maintenance expenses, property taxes and insurance.

Future minimum lease payments were as follows:

2011	$30,000
2012	$22,500

The Company incurred rent expense on the headquarters facility of $10,250 and $10,579 for the years ended June 30, 2010 and 2009 respectively.

Note 9 -  Related Party Transactions

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

Note 10 -   Agreements

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

On February 26, 2010 the Company entered into an agreement to contemplate the acquisition of intellectual property and membership in a third party technology application development company for $155,000 earnest money.   The transaction was never completed and the Company expensed the earnest money deposit included in the cost of due diligences on rescinded purchases.

Note 11- Subsequent Events

Subsequent to June 30, 2010 the Company issued $1,627,964 in convertible notes payable convertible at $0.25 per share with 1,627,964 attached warrants exercisable at $0.25 per share.  Convertible notes payable of $2,483,464 were converted for 10,736,079 common shares with $5,000 in notes outstanding.

Subsequent to June 30, 2010, the Company issued 8,775,000 common shares in exchange for services valued at $1,711,500 based on the trading as of the date of issuance.  The Company issued 570,834 shares of common stock for $227,500 of cash.  The Company issued 16,000,000 shares to officers and directors as compensation and incentive.

On September 24, 2010, the Company entered into an agreement to acquire Main Street Family Pharmacy LLC (“Main Street”) for consideration of  $300,000 in cash and 4,000,000 shares of common stock.  There were employment agreements with the principals of Main Street Family Pharmacy.  Prior to the closing of the final agreement, management determined that the acquisition was not in the best interest of the Company and the transaction was rescinded.  On the rescission of the agreement, $266,735 of the initial $300,000 was repaid by Main Street Family Pharmacy to Capital Group and no common shares were issued.

On November 4, 2010 the Company changed its name to Capital Group Holdings, Inc.

In July 2010 through March 2011 the Company advanced payments in the amount of $71,829 with the anticipation of an acquisition of Giovanni Medical Services and Lab Testing.  After due diligence, it was determined that acquiring Giovanni Medical Services and Lab Testing was not in the best interest of the Company.  The Company recorded a loss in the statement of operations for the year ending June 30, 2010 for $132,500 and for $71,829 subsequent to June 30, 2010 for the advance payments totaling $71,829 in the periods the payments were made.

On April 12, 2012, the Company entered into a joint marketing agreement with a health care provider to acquire customers.  The care provider will provide a total of $190,000 to be included in the advertising program that the Company will initiate in Arizona.  Net revenues collected from the customers the Company enrolls for services under the marketing agreement shall be split with 51% paid to the Company and 49% paid to the care provider.  Unless terminated in writing 30 days prior to the end of the 36 month term, the Agreement will automatically renew for additional one (1) year terms.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON     ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2010 as a result of the identification of the material weaknesses described below.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the year ended June 30, 2010, there were no changes in the Company’s internal controls over financial reporting known to the chief executive officer or the chief financial officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not Applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of June 30, 2010:

Name	Age	Position

Erik Cooper	41	Director, Chief Operating Officer, President

John Venette	46	Treasurer, Secretary, Director and Chief Financial Officer

Jean Rice	60	Director

Christopher E. Galvin	43	Chairman of the Board, Chief Executive Officer

Eric Click	46	Director, Secretary, and Treasurer

In July 2007, Michael Friess and Sanford Schwartz resigned as officers and directors of the Company. The remaining Board member, consisting of John Venette,  appointed Erik Cooper as a new director of the Company. The Board then appointed Mr. Cooper as President and CEO of the company.

On December 9, 2008, the Board appointed Jean Rice as a director on the board.  On February 16, 2010, Christopher E. Galvin was appointed as the chief executive officer and chairman of the board of directors.  Erik Cooper remained as the Company president and was appointed chief operating officer and director.  On June 28, 2011, Christopher E. Galvin resigned as chief executive officer, and chairman of the board of directors.  On June 28, 2011 the board of directors appointed Erik Cooper as chief executive officer and chairman of the board of directors.  On July 21, 2011 John Venette resigned as director and CFO of the Company.  On July 21, 2011 the board of directors appointed Eric Click as Director, Secretary/Treasurer, and COO.

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

Erik Cooper, 40, President, Chief Operating Officer and Director:

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

Christopher E. Galvin, Chief Executive Officer, Chairman of the Board:

Prior to joining the Company, Mr. Galvin was Chairman/CEO of COA Holdings, Inc. As its Chairman/Chief Executive Officer, Mr. Galvin effectuated the acquisition/merger of five additional companies which created an industry leader in the Acquiring, Issuing, ACH and Mobile market place.

Mr. Galvin served as Chairman/CEO of Capital Resource Network, Inc., a Corporate Finance, Mergers and Acquisitions and Investment Banking consulting firm which has been responsible for the structure, facilitation and completion of reverse mergers of private companies into public entities. Mr. Galvin also served as Chairman/CEO of Global -1Tel, a highly sophisticated and specialized Telecommunications Company. Global- 1Tel was one of the first reliable entrants in the  personal assistant voice services and data management space.

Eric Click, Chief Operating Officer, Director, Chief Accounting Officer, Secretary, Treasurer:

Prior to his appointment as COO, Mr. Click has spent over 20 plus years working in finance, operations, and sales; providing strategic, thought leadership while driving results.  He has been essential in establishing goals, implementing objectives, and financial controls over operating groups; thereby driving a culture of responsibility coupled with accountability.  Mr. Click has worked in many facets of operations and sales: including expense management, budgeting, restructuring, contract negotiations and project management, compliance, brand development, training, and new business development.

Mr. Click earned a degree in Finance from the W.P. Carey School of Business from Arizona State University.  Prior to his current role, Mr. Click worked as a Certified Mortgage Planner with Prime Lending Inc / CTX Mortgage Company from February 2004 to May 2010.  Mr. Click also held the position of Manager of Finance at American Express Company Inc. from June 1996 to January 2004.  Mr. Click has held various sales and operations positions in business banking including First Interstate Bank, Chase Bank, and Bank of America.

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
-
Been subject to any order, judgment or decree, not subsequently reversed suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

-
Been found by a court jurisdiction of contempt (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board Composition and Committees

As of June 30, 2010 our board of directors consists of four members: Erik Cooper, John Venette, Christopher Galvin, Eric Click, and Jean Rice.

Audit Committee

We have not yet appointed an audit committee and our board of directors currently acts as our audit committee. At the present time, we believe that the members of the board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert upon completing an acquisition of an operating company.

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

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the year ended June 30, 2010.

Summary Compensation Table
Name and Principal Positions	Year	Accrued and Paid Compensation	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Equity Compensation	All Other Compensation	Total

Erik Cooper	2009	$ 120,400	$ -	$ -	$ -	$ 40,000	$ -	$ 160,400
President, COO, Director	2010	$ 123,566	$ -	$ -	$ -	$ -	$ -	$ 123,566
John Venette	2009	$ 120,154	$ -	$ -	$ -	$ 58,000	$ -	$ 178,154
Chief Financial Officer	2010	$ 84,000	$ -	$ -	$ -	$ -	$ -	$ 84,000
Jean Rice	2009	$ -	$ -	$ -	$ -	$ 60,000	$ -	$ 60,000
Director	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Eric Click	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Director and Secretary	2010	$ 11,000	$ -	$ -	$ -	$ -	$ -	$ 11,000
Christopher Galvin	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Chief Executive Officer	2010	$ 67,500	$ -	$ -	$ -	$ -	$ -	$ 67,500

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

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended June 30, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2010 by (i) each person who is known by us to own beneficially more than 10% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

NAME AND ADDRESS	NUMBER OF SHARES OWNED OR CONTROLLED(1)	PERCENTAGE OF SHARES OWNED(1)

Big Eye Capital, Inc. (2) 2425 E. Camelback Road , Suite 950 Phoenix, AZ 85016	8,051,046	41.08%

Argyll Equities, LLC 4225 Executive Square La Jolla, CA 92037	2,490,000	12.71%

Erik Cooper (2) 2425 E. Camelback Road Suite 950 Phoenix, AZ 85016	8,051,046	41.08%

John Venette 4710 E. Falcom Dr. #213 Mesa, AZ 85215	-	0.00%

All Officers and Directors as a Group (2 persons)	8,051,046	41.08%

(1) Applicable percentage ownership is based on 19,526,208 shares of common stock outstanding as of June 30, 2010 together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June  30th, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days.  Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  As of June 30, 2010 all outstanding warrants and convertible notes payable are owned by investors who are not management, directors or beneficial owners of more than 10% of the outstanding shares.

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

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by our independent auditor, for professional services rendered for the audits of our annual financial statements during the fiscal years ended June 30, 2010 and 2009, and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the fiscal years ended June 30, 2010 and 2009, were $12,500 and $17,440 respectively.

Audit-Related Fees

None

Tax Fees

None

All Other

None

Audit Fees - Consists of fees for professional services rendered by our independent registered accounting firm for the audit of our annual financial statements and review of the financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our independent registered accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our independent registered accounting firm for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our independent registered accounting firm, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our independent registered accounting firm. Additionally, all services rendered by our independent registered accounting firm are performed pursuant to a written engagement letter between us and the independent registered accounting firm.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended June 30, 2010, contained in Item 8 above which are incorporated herein by this reference.

Index to Exhibits

Exhibit Number	DDescription of Exhibits

3.1	Articles of Incorporation (incorporated by reference to the exhibits to Registrant's Form 8-K filed on October 3, 2007).

3.2	By-Laws (incorporated by reference to the exhibits to Registrant's Form 10-SB filed on December 14, 2006).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROUP HOLDINGS. INC. FKA OASIS ONLINE TECHNOLOGIES CORP

Date:	July17, 2012	By:	/s/Erik Cooper
Erik Cooper
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CAPITAL GROUP HOLDINGS. INC. FKA OASIS ONLINE TECHNOLOGIES CORP

July17, 2012	/s/ Erik J. Cooper
By:	Erik J. Cooper
Its:	Chairman President Chief Executive Officer

/s/ Eric Click
By:	Eric Click
Its:	Director Secretary Treasurer Chief Operating Officer Principal Accounting Officer