Form 10-K
period 2011-06-30
Capital Group Holdings, Inc.
filed 2012-07-27
CIK 703339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ☐  No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐  Accelerated filer   ☐Non-accelerated filer   ☐ Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐ No  ☒

The aggregate market value of the voting and nonvoting common equity (based upon the closing price on the OTC Bulletin Board on December 31, 2010) held by non-affiliates was approximately $16.7 million.

The number of shares of common stock ($0.01 par value) outstanding as of July 19, 2012 was 56,131,121.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CAPITAL GROUP HOLDINGS, INC.

FOR THE FISCAL YEAR ENDED

JUNE 30, 2011

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

Throughout this Annual Report references to “we”, “our”, “us”, “Capital Group Holdings”, “Capital Group”, “CGHC”, “the Company”, and similar terms refer to, Capital Group Holdings, Inc.

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

The Health Information Technology for Economic and Clinical Health Act, commonly referred to as HITECH, enacted on February 17, 2009, as part of the American Recovery and Reinvestment Act, expanded HIPAA's reach beyond that of just covered entities. Now, business associates, defined as an entity that performs a function, activity, or service on behalf of a covered entity and that requires use or access to the information of the covered entities, and vendors of Personal Health Records that use or access information, must also comply with the Privacy and Security Standards of HIPAA. One of the key

obligations under HITECH is the requirement to notify individuals when there has been (or there is a strong possibility of) a breach of the individual's information.

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

On July 10, 2007, in connection with that Stock Purchase Agreement with Big Eye Capital, Inc., the Company received a letter of resignation from Michael Friess resigning as an officer and director of the Company and a letter of resignation from Sanford Schwartz resigning as a director of the Company, both effective immediately. Following receipt of these letters of resignation, the Board named Erik J. Cooper as the Chairman, President and Chief Executive Officer while John H. Venette remained as a director as well as the Chief Financial Officer, Treasurer and Secretary.

On September 19, 2007, the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Minnesota to (i) change its name from Implant Technologies, Inc. to Oasis Online Technologies, Corp, and (ii) give notice of an eight-for-one reverse stock split of the shares of the Company’s common stock.

Upon effectiveness of the one-for-eight reverse stock split, all issued and outstanding shares of the Company’s common stock, as of the effective date, were reduced from 99,438,464 shares prior to the reverse split to 12,430,162 shares following the reverse stock split. No fractional shares were issued. In lieu of issuing fractional shares, the Company issued to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split an additional full share of its Common Stock. The number of authorized shares of common stock of the Company was reduced by the same eight for one ratio so that the authorized common stock of the Company is one hundred million (100,000,000) shares. The name change became effective and the Company began using the new name on September 19, 2007. The reverse split became effective on September 26, 2007.  All references in the accompanying financial statements to the number of shares of common stock and per share amounts have been retroactively adjusted to reflect the reverse stock split.

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

The Company advanced TranSend International, Inc. $59,900 with accrued interest of $1,092.  The line advanced to TranSend along with the accrued interest was written off to bad debt in December 2008 as it was determined that the amount would be uncollectible.  The bad debt was later applied to the acquisition of a 5-year exclusive Master License for Transend's PocketServer software.

The Company entered into a revenue sharing agreement with SVC Cards, Inc., pursuant to which SVC has agreed to enter into distribution agreements with the Company so that the Company can market SVC financial products to the Company customers and contacts in October 2007.

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

After acquiring the Pocketserver license pursuant to the November 5, 2008 agreement with Transend, the Company began developing 2 new applications based on the pocketserver software and utilizing the development team from Transend.  The Development took place from November 2008 to April 2009.

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

In January 2010, the Company identified a market in the telemedicine industry to pursue.  In September 2010 the Company entered into an agreement with a provider of telemedicine to market services under OneHealthPass.  This agreement was later cancelled with no additional obligation and replaced with an agreement with a strategic alliance partner in September 2011 to increase the quality and reliability of the service.

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

In April and May 2010, the company contracted with developers, some of whom have worked on the original application and the Company’s technology.  This new development team’s efforts were geared to developing the OneHealthPass Platform which is the user’s interface and backend technology for the

Company’s telemedicine offering, manage patient history, and interface with our strategic alliance partner’s systems.

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

Capital Group commenced limited operations in September of 2007, therefore, we have limited operating history on which to make an investment decision. Accordingly, the Company has a limited operating history and the business strategy may not be successful. Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through June 30, 2011, the Company’s business has not shown a profit in operations and has generated no revenues.  There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

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

Our accompanying financial statements have been prepared assuming that we will continue as a “going concern.” As discussed in Note 1 to the Company’s June 30, 2011 consolidated financial statements, we have no revenues, the Company is in its development stage, has minimal business operations, has recurring losses and has negative working capital and a stockholders’ deficit. These issues raise substantial doubt about our ability to continue as a “going concern.” Our ability to stay in business will, in part, depend on our ability to raise additional funding.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Increased competition may have an adverse affect on our ability to continue our current and planned business operations and result in our going out of business and may have a material adverse affect on our business, financial condition and results of operations.

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

Acquisitions, mergers and joint ventures entered into by us may have an adverse affect on our business. We expect to engage in acquisitions, mergers or joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, or that we experience difficulty in the integration of new assets, employees, business systems, and technology, or diversion of management's attention from our other businesses. These events may materially and adversely affect our business, results of operations and financial condition.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was traded under our former name Implant Technologies, Inc. on the OTC Bulletin Board over-the-counter market from June 2007 to September 2007 under the symbol "IMLT” Effective September 19, 2007 the Company changed its name to Oasis Online Technologies Corp. and effective September 26, 2007 the quotation symbol was changed to “OOLN” where our stock traded on the OTC bulletin Board over-the-counter market.  On July 15, 2009 the company was delinquent on its SEC filings and was removed from the OTC Bulletin Board and moved to the Pink Sheets.  In November 2010 the Company changed its name to Capital Group Holdings, Inc and the stock has traded on the OTC Pink Sheets over-the-counter since November 1, 2010 under the symbol “CGHC”.  The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board over-the-counter market from July 1, 2009. The source of these quotations are OTCBB.com quarterly market summary. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not reflect actual transactions.

Quarter Ending	High Bid	Low Bid

September 30, 2009	$0.95	$0.95

December 31, 2009	$0.95	$0.0005

March 31, 2010	$0.021	$0.0005

June 30, 2010	$0.04	$0.005

September 30, 2010	$0.30	$0.01

December 31, 2010	$1.01	$0.10

March 31, 2011	$0.60	$0.20

June 30, 2011	$0.65	$0.33

Holders of Common Stock

As of July 19, 2012, the closing price for the Company’s common stock on the OTC Bulletin Board was $0.06 per share.  We had 1509 stockholders of record of the 56,131,121 shares outstanding.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. References in the following discussion and throughout this annual report to “we”, “our”, “us”, “Capital Group Holdings”, “Capital Group”, “CGHC”, “the Company”, and similar terms refer to, Capital Group Holdings, Inc. unless otherwise expressly stated or the context otherwise requires. This discussion contains forward-looking statements that involve risks and uncertainties. Capital Group Holdings Inc’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this filing.

Management of the Company is pursuing avenues of generating cash or revenues during the next twelve months from the date of issuance of this report. The Company is pursuing its relationships and strategic alliances including marketing to provide access to the market for telemedicine services. The Company also continues to pursue financing to market and build the infrastructure for OneHealthPass. Management also believes that with the current market demand and growth in Telemedicine services, alliances in place and planned marketing and infrastructure development, the Company will generate cash from revenues when the products are brought to market in the next twelve months from the date of issuance of this report.

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

Results of Operations

YEAR ENDED JUNE 30, 2011 COMPARED TO THE YEAR ENDED JUNE 30, 2010

During the year ended June 30, 2011, we incurred a net loss of $4,657,246 compared to net loss of $1,200,739 for the year ended June 30, 2010. The increase in our net loss for the year ended June 30, 2011 over the comparable period of the prior year is primarily due to approximately $2,022,000 of investor relation and introduction fees associated with the raising of capital.  The Company had approximately $133,000 in expenses related to due diligence and increased legal fees for rescinded purchases for the year ended June 30, 2011.  Compensation costs increased by approximately $870,000 due to the increase in staff and management for the development and infrastructure that the Company incurred in contemplation of acquisitions that were rescinded.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings.

Operating expenses for the Company have been paid by the issuance of stock and convertible notes payable of the Company. At June 30, 2011 the Company had a deficit in working capital (current liabilities in excess of current assets) of approximately $889,000.  The working capital deficit at June 30, 2010 was approximately $1,386,000. The decrease in working capital deficit when compared to June 30, 2010 was principally due to the conversion of notes payable to equity partially offset by an increase in accounts payable and payroll liabilities.

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

At June 30, 2011, the current assets increased by approximately $5,000 when compared to June 30, 2010 due to the issuance of stock for a subscription receivable and a $10,000 loan to an unaffiliated company offset by a decrease in cash.

During the twelve months ended June 30, 2011, the current liabilities decreased by approximately $492,000 when compared to June 30, 2010 current liabilities.   The primary reason for the decrease was the conversion of convertible notes payable to common shares partially offset by an increase in accrued payroll liabilities and accounts payable.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the year ended June 30, 2011. Our total accumulated deficit at June 30, 2011 was $10,772,377.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.  We believe there have been no significant changes in accounting policies during the year ended June 30, 2011.  We believe the following represent our most critical accounting policies.

Valuation of Deferred Tax Assets

The Company regularly evaluates its ability to recover the reported amount of deferred income tax assets considering several factors, including an estimate of the likelihood that the Company will generate sufficient taxable income in future years in which temporary differences reverse and net operating loss carry forwards may be used. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of June 30, 2011 and 2010.

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

For purposes of determining the fair values of warrants using the Black-Scholes option pricing model, the Company used the following assumptions in the year ended June 30, 2011 and 2010:

	Year ending June 30
	2011	2010
Expected volatility	239.79%	297.20%
Risk-free interest rate	0.83%	1.37%
Warrant life	3	3
Expected dividends	0%	0%

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

Recently Issued Accounting Standards

Fair Value Measurement – In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards.  This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

Comprehensive Income – In June 2011, the FASB issued new guidance on the presentation of comprehensive income.  Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Capital Group Holdings, Inc.

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Capital  Group  Holdings,  Inc.  (a development  stage  company)  as  of  June  30,  2011  and  2010  and  the  related  consolidated  statements of  operations,  changes  in  stockholders’  deficit,  and  cash  flows  for  the  years  then  ended  and  for  the period  from  April  26,  2006  (date  of  inception  of  the  development  stage)  through  June  30,  2011.

These  consolidated  financial  statements  are  the  responsibility  of  the  Company’s  management.   Our

responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In  our  opinion,  the  2011  consolidated  financial  statements  referred  to  above  present  fairly,  in  all material  respects,  the  financial  position  of  Capital  Group  Holdings,  Inc.  at  June  30,  2011  and  2010,

and the results of its operations, changes in stockholders’ deficit, and its cash flows for the years then ended  and  for  the  period  from  April  26,  2006  (date  of  inception  of  the  development  stage)  through

June  30,  2011,  in  conformity  with  accounting  principles  generally  accepted  in  the  United  States  of

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

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona

July 25, 2012

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets
June 30, 2011 and 2010

	June 30, 2011	June 30, 2010

ASSETS

Current assets:
Cash and cash equivalents	$339	$15,006
Other current assets	22,500	12,500
Stock subscription receivable	10,000	-
Total current assets	32,839	27,506

Property and equipment, net of depreciation	13,785	15,199

TOTAL ASSETS	$46,624	$42,705

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$207,546	$152,044
Accounts payable to related party	4,665	3,665
Accrued payroll liabilities	698,685	396,877
Accrued liabilities	5,658	16,508
Convertible notes payable, net of discount for warrants	4,936	844,437
Total current liabilities	921,490	1,413,531

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 100,000,000 shares authorized,
55,678,121 and 19,596,208 shares issued and outstanding as
of June 30, 2011 and 2010, respectively	556,781	195,962
Additional paid in capital	9,215,730	4,548,343
Common stock subscribed	125,000	-
Accumulated deficit	(3,539,288)	(3,539,288)
Accumulated deficit during development stage	(7,233,089)	(2,575,843)

TOTAL STOCKHOLDERS' DEFICIT	(874,866)	(1,370,826)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$46,623	$42,705

See accompanying notes to consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations

			For the Period from
			April 26, 2006 (Date
			of Commencement of
	For the	For the	Development Stage)
	Year Ended	Year Ended	Through
	June 30, 2011	June 30, 2010	June 30, 2011

Revenues:
Sales	$-	$-	$-
Total revenues	-	-	-

Expenses:
General and administrative	2,955,454	459,658	3,946,839
Compensation expense	1,315,984	445,193	2,173,005
Due diligence cost on rescinded purchases	132,799	269,969	402,768
Total operating expenses	4,404,237	1,174,820	6,522,612

Loss from operations	(4,404,237)	(1,174,820)	(6,522,612)

Other Income and Expense
Realized loss on sale of marketable securities	-	-	(432,643)
Interest income	-	-	1,094
Interest expense	(253,009)	(25,919)	(278,928)
Total Other Income (Expense)	(253,009)	(25,919)	(710,477)

NET LOSS	$(4,657,246)	$(1,200,739)	$(7,233,089)

Loss per share – basic and diluted	$(0.11)	$(0.06)

Weighted average common shares outstanding - basic and diluted	41,105,557	19,596,208

See accompanying notes to consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders' Deficit

							Accumulated
				Additional	Services		Deficit
				Paid In Capital	Prepaid with		During	Total
	Common Stock		Additional	Common Shares	Common	Accumulated	Development	Stockholders'
	Shares	Amount	Paid In Capital	To Be Issued	Stock	Deficit	Stage	Deficit

Balance at April 26, 2006 (Commencement of Development Stage)	2,430,162	$24,302	$3,514,986	$-	$-	$(3,539,288)	$-	$-

Net loss for the period April 26, 2006
through June 30, 2006	-	-	-	-	-	-	-	-

Balance at June 30, 2006	2,430,162	$24,302	$3,514,986	$-	-	$(3,539,288)	$-	$-

Issuance of common stock for cash at $0.0025
per share on December 4, 2006	10,000,000	100,000	(80,000)	-	-	-	-	20,000

Net loss for the year ended
June 30, 2007	-	-	-	-	-	-	(24,166)	(24,166)

Balance at June 30, 2007	12,430,162	$124,302	$3,434,986	$-	-	$(3,539,288)	$(24,166)	$(4,166)

Issuance of common stock for cash at $1.00
per share on September 30, 2007	51,046	510	50,536	-	-	-	-	51,046

Issuance of common stock for investment in
marketable securities at $0.75 per share
on October 22, 2007	990,000	9,900	732,600	-	-	-	-	742,500

Additional Paid-in-capital	-	-	5,363	-	-	-	-	5,363

Net loss for the year ended
June 30, 2008	-	-	-	-	-	-	(788,251)	(788,251)

Balance at June 30, 2008	13,471,208	$134,712	$4,223,485	$-	-	$(3,539,288)	$(812,417)	$6,492

Stock issued for stock subscription at $0.12 per
share on November 14, 2008	1,000,000	10,000	114,000	-	-	-	-	124,000

Shares issued for services at $0.10 per share
on December 31, 2008	1,500,000	15,000	138,750	-	(62,500)	-	-	91,250

Shares issued for director's fees at $0.12 per
share on December 31, 2008	500,000	5,000	55,000	-	-	-	-	60,000

Shares issued for services at $0.01 per share
on June 30, 2009	3,125,000	31,250	-	-	-	-	-	31,250

Net loss for the year ended
June 30, 2009	-	-	-	-	-	-	(562,687)	(562,687)

Balance at June 30, 2009	19,596,208	$195,962	$4,531,235	$-	(62,500)	$(3,539,288)	$(1,375,104)	$(249,695)

Services prepaid with common stock	-	-	-	-	62,500	-	-	62,500

Warrants issued with convertible notes payable	-	-	17,108	-	-	-	-	17,108

Net loss for the year ended
June 30, 2010	-	-	-	-	-	-	(1,200,739)	(1,200,739)
Balance at June 30, 2010	19,596,208	$195,962	$4,548,343	$-	-	$(3,539,288)	$(2,575,843)	(1,370,826)

Common stock issued for conversion of notes	10,736,079	107,361	2,463,090	-	-	-	-	2,570,451

Warrants issued with convertible notes payable	-	-	138,755	-	-	-	-	138,755

Common stock issued for cash	695,834	6,958	220,542	-	-	-	-	227,500

Common stock to be issued for cash	-	-	-	125,000	-	-	-	125,000

Shares issued for director's fees at $0.03 per
share on July 31, 2010	6,000,000	60,000	120,000	-	-	-	-	180,000

Shares issued for services at $0.46 per share
on November 24, 2010	3,200,000	32,000	1,440,000	-	-	-	-	1,472,000

Shares issued for director's fees at $0.02 per
share on January 13, 2011	10,000,000	100,000	100,000	-	-	-	-	200,000

Shares issued for services at $0.02 per share
on January 13, 2011	5,000,000	50,000	50,000	-	-	-	-	100,000

Shares issued for services at $0.31 per share
on March 18, 2011	450,000	4,500	135,000	-	-	-	-	139,500

Net loss for the year ended
June 30, 2011	-	-	-	-	-	-	(4,657,246)	(4,657,246)
Balance at June 30, 2011	55,678,121	$556,781	$9,215,730	$125,000	$-	$(3,539,288)	$(7,233,089)	$(874,866)

See accompanying notes to consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
			For the Period from
			April 26, 2006 (Date
	For the	For the	of Commencement of
	Year Ended	Year Ended	Development Stage)
	June 30, 2011	June 30, 2010	Through June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,657,246)	$(1,200,739)	$(7,233,089)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,058	1,604	7,239
Services provided in exchange for common shares	1,711,500	62,500	1,774,000
Stock based compensation	380,000	-	562,500
Loss (Gain) on marketable securities	-	-	432,718
Accrued interest and discount on convertible notes payable	241,741	1,045	242,786
Changes in operating assets and liabilities:
Accounts payable	55,502	65,416	425,206
Accounts payable - related party	1,000	(1,402)	(402)
Accrued payroll and other liabilities	290,958	200,792	491,750
Prepaid expenses and other assets	(10,000)	(11,725)	(22,500)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,982,487)	(882,509)	(3,319,792)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,645)	(12,995)	(21,025)
Proceeds from sale of available for sale securities	-	-	309,782
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,645)	(12,995)	288,757

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes payable	1,627,965	860,500	2,488,465
Issuance of common stock for cash	217,500	49,576	412,546
Proceeds for stock subscribed	125,000	-	125,000
Additional paid in capital	-	-	5,363
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,970,465	910,076	3,031,374

NET CHANGE IN CASH	(14,667)	14,572	339

CASH BALANCES
Beginning of year	15,006	434	-
End of year	$339	$15,006	$339

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount for fair value of attached warrants	$138,755	$17,108	$155,863
Common stock issued for conversion of notes	2,570,451	-	2,570,451
Shares issued for subscription receivable	10,000	-	10,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

The Company consists of one reportable business segment, Capital Group Holdings, Inc which is developing a Telemedicine platform.

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

Note 1 - Summary of Accounting Policies, and Description of Business (continued)

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

As of the years ended June 30, 2011 and 2010 there were 2,582,214 and 4,671,250, respectively, potentially dilutive shares.  There were 20,000 and 3,737,000 potentially dilutive shares resulting from the issuances of convertible promissory notes as of June 30, 2011 and 2010, respectively.  As of June 30, 2011 and 2010 there were 2,562,214 and 934,250, respectively, outstanding warrants issued that were potentially dilutive.  Due to the operating losses for the years ended June 30, 2011 and 2010, these potentially dilutive shares were all antidilutive.

(e)  Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital, the Company’s independent registered public accounting firm has included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the year ended June 30, 2011. Our total accumulated deficit at June 30, 2011 was $10,772,377.

These consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business.  If we are unable to obtain additional financing we may cease operations and not be able to execute on our operating plans. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

The Company had not been compliant with SEC reporting deadlines, but management has opted to make the necessary filings to be become compliant with the Securities and Exchange Commission (SEC) reporting guidelines to allow the Company to raise capital in order to execute on the Company’s business strategy.  Management is attempting to raise capital, secure strategic alliances, and to operate the business strategy, however no there is no assurance that these funds will be obtained.

CAPITAL GROUP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

Note 1 - Summary of Accounting Policies, and Description of Business (continued)

 (f)  Recent Accounting Pronouncements

Fair Value Measurement – In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards.  This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

Comprehensive Income – In June 2011, the FASB issued new guidance on the presentation of comprehensive income.  Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations, comprehensive income, or cash flows.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

(g)  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company places its cash and cash equivalents with financial institutions.  As of June 30, 2011 and 2010, the Company did not have a concentration of credit risk since it had no cash and cash equivalents in bank accounts in excess of the FDIC insured amounts.

(h)   Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity at the time of acquisition of 90 days or less.

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

 (j)    Fair Value of Financial Instruments

ASC 820, Fair Value Measurement, requires disclosure of  fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash, stock subscription receivable, accounts payable, and accounts payable-related party approximate their estimated fair values due to their short-term maturities.  Convertible notes payable were issued to investors with attached warrants which were recorded at relative fair value as a discount to the convertible notes payable (note 5).  The convertible notes payable were recorded at fair value which was calculated at the issuance price less the discount for attached warrants based on the interest rate, maturity, and credit risk on the notes.

(k)   Income Taxes

The Company records deferred taxes in accordance ASC 740 – Income Taxes.   ASC 740 requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in affect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

(l)    Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $520 and $2,742  of advertising expense during the years ended June 30, 2011 and 2010, respectively.

(m)    Development Stage

For the period from April 26, 2006 (date of commencement of Development Stage) to June 30, 2011, the Company has not generated revenues from operations and has been developing its products, developing markets, securing strategic alliances and securing funding. Therefore, the Company is considered to be in the development stage in accordance with the provisions of  ASC 915-10-05, Accounting and Reporting by Development Stage Enterprises.

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

(o)    Other

The Company has accrued for unremitted taxes and withholdings due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of June 30, 2011 and 2010.

The Company has selected June 30 as its fiscal year end in accordance with the corporate charter.

The Company has paid no dividends as there have been no earnings to date.

Note 2 -   Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and for tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) and capital loss carry forwards. The net operating loss carry forward, if not used, will expire in various years through 2030, and is severely restricted as per the Internal Revenue Code due to the change in ownership discussed in Note 7. The capital loss carry forward, if not used, will expire in 2012. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating and capital loss carry forwards. Net operating and capital loss carry forwards may be further limited by other provisions of the tax laws. The Company’s U.S. federal and state  income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. The years open for examination are 2008, 2009, and 2010 and later years. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

The Company has estimated available net operating losses of $6,063,000 which can be utilized to offset future earnings of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The valuation allowance increased by approximately $1,461,000 during the year end June 30, 2011.

CAPITAL GROUP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

The Company has the following carryforwards available at June 30, 2011:

Operating Losses
Expires	Amount
2027	$ 24,000
2028	812,000
2029	262,000
2030	1,068,000
2031	3,897,000
Total	$ 6,063,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2011 and 2010 are summarized below.

	June 30, 2011	June 30, 2010
Current Deferred tax asset:
Payroll & vacation accruals	$ 380,088	$ 132,323

Non-Current Deferred tax asset:
Net operating losses	4,657,246	1,200,739
Non-statutory stock compensation	380,000	-
Net Deferred Tax Asset	$ 5,417,334	$ 1,333,062

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

	Estimated NOL & capital loss carry-forward	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2010	2,166,000	812,250	(812,250)	-	-
June 30, 2011	6,063,000	2,273,625	(2,273,625)	(1,461,375)	-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

	June 30, 2011	June 30, 2010
Federal Statutory Rate	34.00%	34.00%
Effects of:
State Income Taxes	3.50%	3.50%
Change in Valuation Allowance	-37.50%	-37.50%
Effective Tax Rate	0.00%	0.00%

CAPITAL GROUP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

Uncertain Tax Positions

The Company has evaluated for uncertain tax positions and determined that there were none as of June 30, 2011 and 2010.

The Company did not recognize any penalties or interest related to uncertain tax positions during the years ended June 30, 2011 and 2010.  No penalties or interest for unrecognized tax benefits had been accrued as of June 30, 2011 and 2010.

Note 3 -   Property and Equipment

The Company records property and equipment at cost less accumulated depreciation.  Below is a summary of property and equipment:

	Life In Years	June 30, 2011	June 30, 2010
Asset Type
Office Equipment and Furniture	7	$18,910	$16,265
Subtotal		18,910	16,265
Less Accumulated Depreciation		(5,125)	(1,066)
Net Book Value		$13,785	$15,199

Depreciation expense on property and equipment was $4,059 and $1,604, for the years ended June 30, 2011, and 2010, respectively.

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

During fiscal 2011, the Company issued 36,081,913 shares.  The Company received $217,500 in proceeds for the issuance of 570,834 shares.  The Company issued 33,333 shares in exchange for a subscription receivable to an investor.  The Company issued 8,650,000 shares for services provided to the Company valued at $1,711,500.  The Company issued 10,736,079 shares on the conversion of convertible notes payable.  The Company issued 16,000,000 shares for compensation to officers and directors valued at $380,000.  The Company received $125,000 in cash for shares to be issued.

During fiscal 2010, the Company issued 3,524,859 shares for cash of $3,345,955.   As of December 31, 2010, there were 95,833 shares to be issued for proceeds of $115,000 received by the Company.

During the year ended June 30, 2010 the company received services prepaid with common stock.

CAPITAL GROUP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

Note 5 -   Convertible Notes Payable and Warrants

During the years ended June 30, 2011 and 2010, the Company issued $1,627,964 and $860,500 convertible notes payable and 1,627,964 and 934,250 attached warrants to third party investors in exchange for $1,627,964 and $860,500 in cash, respectively.  The notes have a one year maturity and bear interest at a rate of 12% per annum.   The notes are convertible into common shares at a conversion price of $0.20 per share for $295,000 of the notes with 368,750 attached warrants exercisable into common shares at $0.20 per warrant; and $0.25 per share for $2,193,464 of the notes with 2,193,464 attached warrants exercisable into common shares at $0.25 per warrant.  As of June 30, 2011 $2,483,464 in notes and $104,176 in interest accrued on the notes have been converted to 10,736,079 shares of common stock.  No warrants have been exercised.

	June 30, 2011	June 30, 2010

Unsecured convertible notes payable with a 12% interest	$ -	$ 295,000
rate and convertible at $0.20 per common share

Unsecured convertible notes payable with a 12% interest	5,000	565,500
rate and convertible at $0.25 per common share

Note Discount	(64)	(16,063)
	$ 4,936	$ 844,437

For the years ending June 30, 2011 and 2010 the Company issued attached warrants to purchase its common stock on issuance of convertible notes payable.  The warrants had exercise prices of $0.20 and $0.25 with a three year expiration and immediate vesting.  The fair value of each issuance is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates assumptions for each input. Expected volatilities are based on the historical volatility of the Company’s common equity traded on the OTC market. The Company estimates expected life of each warrant based on the midpoint between the dates the warrant vests and the contractual term of the warrant. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related warrant.

The warrants were issued throughout the year ended June 30, 2011 and 2010 and the Black-Scholes option pricing model inputs were used on the date of issuance which ranged over the period for the following assumptions: stock price on the measurement date was between $0.005 and $0.060;  expected term of three years; expected volatility was 239.79% and 297.20 for the years ended June 30, 2011 and 2010, respectively; and discount rate of 0.83% and 1.37% for the years ended June 30, 2011 and 2010, respectively.  During the year ended June 30, 2011 and 2010 the fair value of the warrants issued with convertible notes payable was calculated at $138,755 and $17,108, respectively, recorded as a discount to the notes to which they were attached.

CAPITAL GROUP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

The following table summarizes information about the warrants as of June 30, 2011 and 2010:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of June 30, 2009	-	$ -
Granted	934,250	$ 0.23
Expired	-	$ -
Exercised	-	$ -
Outstanding as of June 30, 2010	934,250	$ 0.23	2.75 Years	$ -
Granted	1,627,964	$ 0.25	2.5 Years
Expired	-	$ -
Exercised	-	$ -
Outstanding as of June 30, 2011	2,562,214	$ 0.25	2.25 Years	$ 640,554
Exercisable as of June 30, 2011	2,562,214	$ 0.25	2.25 Years	$ 640,554

The year-end intrinsic values are based on a June 30, 2011 closing price of $0.50 per share.

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

CAPITAL GROUP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

Note 8 -  Leases

At December 21, 2007, the Company signed a new operating lease for its headquarters facilities that expired December 31, 2010. Under the terms of the lease agreement, the Company was responsible for its share of normal operating costs, including maintenance expenses, property taxes and insurance. Rent for the first 12 months was $817 per month which includes city tax and a parking fee. The rent for the remaining 24 months was $881 per month including tax and parking. The lease agreement included a $775 security deposit.  A new lease for the facility was executed on March 5, 2010 for a period of two years with the lease ending March 5, 2012 after which time the lease is month to month.  Rent was $2,500 per month with a security deposit of $7,250.  Under the terms of the lease agreement, the Company was responsible for its share of normal operating costs, including maintenance expenses, property taxes and insurance.

Future minimum lease payments are as follows:

                                       2012          $22,500

The Company incurred rent expense on the headquarters facility of $30,000 and $10,250 for the years ended June 30, 2011 and 2010 respectively.

Note 9 - Related Party Transactions

On August 9, 2007, the Company entered into a Capital Base Funding Agreement with its largest single shareholder, Big Eye Capital, Inc. (“Big Eye”) whereby Big Eye would make available to the Company up to one hundred thousand dollars ($100,000) in working capital in exchange for newly issued common stock of the Company. The amount of common stock of the Company to be issued to Big Eye would be based on the greater of the previous day’s closing market prices or $1.00 per share. The Company would give Big Eye ten days advance notice prior to requesting funds (when possible) so that not all funds would be advanced at any one time.  The Agreement ended December 31, 2007.

In connection with the Capital Base Funding Agreement which ended on December 31, 2007, Big Eye Capital, Inc. provided a total of $51,046 of funding to the Company resulting in Big Eye Capital, Inc. being issued 51,046 shares of the Company’s common stock accordingly.  As of June 30, 2011 and 2010 there was $48,954 available under the Agreement.

Note 10 -   Agreements

On February 26, 2010 the Company entered into an agreement to contemplate the acquisition of intellectual property and membership in a third party technology application development company for $155,000 earnest money.   During fiscal 2010, the company contributed $135,000 in earnest money. The transaction was never completed and in fiscal 2010 and the Company expensed the $135,000 earnest money deposit included in the cost of due diligences on rescinded purchases.

CAPITAL GROUP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

On September 24, 2010, the Company entered into an agreement to acquire Main Street Family Pharmacy LLC (“Main Street”) for consideration of $300,000 in cash and 4,000,000 shares of common stock.  The acquisition agreement included employment agreements with the principals of Main Street Family Pharmacy.  Prior to the closing of the final agreement, management determined that the acquisition was not in the best interest of the Company and the transaction was rescinded.  An additional $111,000 of consideration was paid to Main Street, of which $83,000 was repaid.  On the rescission of the agreement, $266,735 of the initial $300,000 was repaid by Main Street Family Pharmacy to Capital Group and no common shares were issued.  In Fiscal 2011 the Company recorded $61,265 as due diligence cost on rescinded purchases.

In July 2010 through March 2011 the Company advanced payments in the amount of $71,829 with the anticipation of an acquisition of Giovanni Medical Services and Lab Testing.  After due diligence, it was determined that acquiring Giovanni Medical Services and Lab Testing was not in the best interest of the Company.  The Company recorded a loss in the statement of operations for the year ending June 30, 2011 and 2010 for $71,534 and $132,500, respectively, as due diligence cost on rescinded purchases.

Note 11- Subsequent Events

Subsequent to June 30, 2011, the Company issued 393,000 shares of common stock for $106,400 of cash and received $60,600 in cash for common stock subscribed.

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

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of June 30, 2011 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2011 as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control deficiencies: (1) The Company has not properly segregated duties as one or two individuals initiate, authorize and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports, and (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

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

Changes in Internal Control Over Financial Reporting

During the year ended June 30, 2011, there were no changes in the Company’s internal controls over financial reporting known to the chief executive officer or the chief financial officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of June 30, 2011:

NAME	AGE	POSITION
Erik Cooper	42	Chairman of the Board, Chief Executive Officer

John Venette	47	Treasurer, Secretary, Director and Chief Financial Officer

Jean Rice	61	Director

Eric Click	47	Director, Secretary, Treasurer, Chief Operating Officer

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

Erik Cooper, President, Chief Operating Officer and Director:

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

John Venette,  Chief Financial Officer and Director:

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

Board Composition and Committees

As of June 30, 2011 our board of directors consists of four members: Erik Cooper, John Venette, Eric Click, and Jean Rice.

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

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the years ended June 30, 2011 and 2010.

Summary Compensation Table
Name and Principal Positions	Year	Accrued and Paid Compensation	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Equity Compensation	All Other Compensation	Total
Erik Cooper	2010	123,566	-	-	-	-	-	123,566
Chairman and CEO	2011	156,000	-	-	-	120,000	-	276,000
John Venette	2010	84,000	-	-	-	-	-	84,000
Chief Financial Officer	2011	84,000	-	-	-	-	-	84,000
Jean Rice	2010	-	-	-	-	-	-	-
Director	2011	-	-	-	-	30,000	-	30,000
Christopher Galvin	2010	67,500	-	-	-	-	-	67,500
Former CEO	2011	180,000	-	-	-	140,000	-	320,000
Eric Click	2010	11,000	-	-	-	-	-	11,000
Director and COO	2011	121,000	-	-	-	90,000	-	211,000

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

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended June 30, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2011 by (i) each person who is known by us to own beneficially more than 10% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name and Address	Position	Shares Owned	Percentage Owned
Christopher E. Galvin 10027 E Sheena Dr. Scottsdale, AZ 85260	None	7,000,000	12.57%
Erik J. Cooper 7689 E Paradise Ln., Suite #5 Scottsdale, AZ 85260	CEO, Director, Chairman	6,000,000	10.77%
Eric Click 7689 E Paradise Ln., Suite #5 Scottsdale, AZ 85260	COO and Director	3,000,000	5.39%
Big Eye Capital Erik J. Cooper 7047 E. Greenway Parkway Suite #250 Scottsdale, AZ 85254	Affiliate of CEO	2,656,100	4.77%
John Venette 7689 E PARADISE LANE STE 5 Scottsdale, AZ 85260	CFO and Director	1,450,000	2.60%
Jean Rice 6245 N 24TH PKWY STE 112 Phoenix, AZ 85016	Director	1,500,000	2.69%
All officers and directors as a group (4 persons)		11,950,000	21.46%

 (1) Applicable percentage ownership is based on 55,687,121 shares of common stock outstanding as of June 30, 2011 together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2011 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June  30, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days.  Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  As of June 30, 2011 all outstanding warrants and convertible notes payable are owned by investors who are not management, directors or beneficial owners of more than 10% of the outstanding shares.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our independent auditor, for professional services rendered for the audits of our annual financial statements during the fiscal years ended June 30, 2011 and 2010, and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the fiscal years ended June 30, 2011 and 2010, were $30,810 and $12,500, respectively.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended June 30, 2011 contained in Item 8 above which are incorporated herein by this reference.

Intex to Exhibits

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

CAPITAL GROUP HOLDINGS. INC.

Date:	July 26, 2012	By:	/s/Erik Cooper
Erik Cooper
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CAPITAL GROUP HOLDINGS. INC.

July26, 2012	/s/ Erik J. Cooper
By:	Erik J. Cooper
Its:	Chairman President Chief Executive Officer

/s/ Eric Click
By:	Eric Click
Its:	Director Secretary Treasurer Chief Operating Officer Principal Accounting Officer