Form 10-Q
period 2010-09-30
Capital Group Holdings, Inc.
filed 2012-08-03
CIK 703339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: July 20, 2012 - 56,131,121 shares of common stock ($0.01 par value) outstanding.

CAPITAL GROUP HOLDINGS, INC.

Index to Report

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets – September 30, 2010 (unaudited) and June 30, 2010 Condensed Consolidated Statements of Operations – Three Months Ended September 30, 2010 and 2009 (unaudited)	3 4
	Condensed Consolidated Statements of Cash Flows - Three Months Ended September 30, 2010 and 2009 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION
		26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults upon Senior Securities	26
Item 4.	[Reserved]	26
Item 5	Other Information	26
Item 6.	Exhibits	26

Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Balance Sheets

	September 30, 2010	June 30, 2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$84,784	$15,006
Other current assets	7,500	12,500
Deposits	230,000	-
Stock subscription receivable	9,257	-
Total current assets	331,541	27,506

Property and equipment, net of depreciation	14,613	15,199

TOTAL ASSETS	$346,154	$42,705

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$173,155	$152,044
Accounts payable to related party	3,665	3,665
Accrued payroll liabilities	430,485	396,877
Accrued liabilities	60,531	16,508
Convertible notes payable, net of discount for warrants	1,883,115	844,437
Total current liabilities	2,550,951	1,413,531

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 100,000,000 shares authorized,
25,635,423 and 19,596,208 shares issued and outstanding as
of September 30, 2010 and June 30, 2010, respectively	256,354	195,962
Additional paid in capital	4,723,159	4,548,343
Accumulated deficit	(3,539,288)	(3,539,288)
Accumulated deficit during development stage	(3,645,022)	(2,575,843)

TOTAL STOCKHOLDERS' DEFICIT	(2,204,797)	(1,370,826)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$346,154	$42,705

See accompanying notes to condensed consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Operations

			For the Period from
			April 26, 2006 (Date
			of Commencement of
	For the	For the	Development Stage)
	Three Months Ended	Three Months Ended	Through
	September 30, 2010	September 30, 2009	September 30, 2010
	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	$-	$-	$-
Total revenues	-	-	-

Expenses:
General and administrative	529,084	7,052	1,520,469
Compensation expense	473,184	49,064	1,330,205
Due diligence cost on rescinded purchases	20,230	-	290,199
Total operating expenses	1,022,498	56,116	3,140,873

Loss from operations	(1,022,498)	(56,116)	(3,140,873)

Other Income and Expense
Realized loss on sale of marketable securities	-	-	(432,643)
Interest income	-	-	1,094
Interest expense	(46,681)	(1,802)	(72,600)
Total Other Income (Expense)	(46,681)	(1,802)	(504,149)

NET LOSS	$(1,069,179)	$(57,918)	$(3,645,022)

Loss per share – basic and diluted	$(0.05)	$(0.00)

Weighted average common shares outstanding - Basic and diluted	23,664,182	19,596,208

See accompanying notes to condensed consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows

			For the Period from
			April 26, 2006 (Date
			of Commencement of
	For the	For the	Development Stage)
	Three Months Ended	Three Months Ended	Through
	September 30, 2010	September 30, 2009	September 30, 2010
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,069,179)	$(57,918)	$(3,645,022)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,023	264	4,204
Services provided in exchange for common shares	-	-	62,500
Stock based compensation	180,000	-	362,500
Loss (Gain) on marketable securities	-	-	432,718
Accrued interest and discount on convertible notes payable	2,911	-	3,956
Changes in operating assets and liabilities:
Accounts payable	21,111	2,975	390,815
Accounts payable - related party	-	(1,402)	(1,402)
Accrued payroll and other liabilities	77,631	35,952	278,423
Prepaid expenses and other deposits	(225,000)	775	(237,500)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,011,503)	(19,354)	(2,348,808)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(437)	(528)	(18,817)
Proceeds from sale of available for sale securities	-	-	309,782
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(437)	(528)	290,965

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes payable	1,081,718	-	1,942,218
Issuance of common stock for cash or collection on subscriptions	-	21,249	195,046
Additional paid in capital	-	-	5,363
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,081,718	21,249	2,142,627

NET CHANGE IN CASH	69,778	1,367	84,784
CASH BALANCES
Beginning of period	$15,006	$434	$-
End of period	$84,784	$1,801	$84,784

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount for fair value of attached warrants	$46,378	$-	$63,486
Common stock issued for conversion of notes	$8,830	$-	$-
Shares issued for subscription receivable	$9,257	$-	$9,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to consolidated financial statements

Capital Group Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

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

For the period from April 26, 2006 (date of commencement of Development Stage) to September 30, 2010, the Company has not generated revenues from operations and has been developing its products, developing markets, securing strategic alliances and securing funding. Therefore, the Company is considered to be in the development stage in accordance with the provisions of ASC 915-10-05, Accounting and Reporting by Development Stage Enterprises.

2.  Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended June 30, 2010 on Form 10-K filed with the Securities and Exchange Commission on July 18, 2012.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management are necessary to present a fair statement of the results for the period. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

Use of Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period.  Generally, the Company’s matters subject to estimation and judgment include amounts related to asset impairments, useful lives of fixed assets, paroll tax liabilities, and stock based compensation.  Actual results may differ from estimates provided.

Taxes

At September 30, 2010, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

The Company has accrued for unremitted payroll taxes, and employee withholdings due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of September 30, 2010 as part of accrued payroll liabilities.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurement, requires disclosure of  fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash, stock subscriptions receivable, accounts payable, and accounts payable-related party approximate their estimated fair values due to their short-term maturities.

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

All cash and cash equivalents, accounts payable, and accrued liabilities approximate their estimated fair value.  Convertible notes payable are carried at fair value based on their carrying amounts less a note discount for the relative fair value of the attached warrants issued with the notes.  The interest accrued on the convertible notes payable are carried at fair value based on 12% interest rates on the notes.  The notes have a maturity of less than one year and are classified as short-term liabilities.  Warrants issued were valued using the Black-Scholes option pricing model, which is a level three input (see note 5).

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

3.  Going Concern and Liquidity

The Company has total accumulated losses as of September 30, 2010 of ($7,184,310), and has had negative cash flows from operating activities during the period from inception through September 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any. Any decision to modify our business plans would harm our ability to pursue our growth plans. If we cease or stop operations, our shares could become valueless. Historically, we have funded operating, administrative and development costs through the sale of equity capital. If our plans and/or assumptions change or prove inaccurate, and we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk. To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted. There is no assurance that we will be successful in achieving any or all of these objectives in the future.

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

During the three months ended September 30, 2010 and 2009, the Company issued 6,039,215 and 0 shares, respectively. During the three months ended September 30, 2010, the Company  issued 6,000,000 shares for compensation to officers and directors valued at $180,000, and issued 39,215 shares on the conversion of $9,746 of convertible notes payable and $99 of accrued interest

5.  Convertible Notes Payable and Warrants

During the three months ended September 30, 2010 and 2009, the Company issued $1,091,464 and $0 convertible notes payable and 1,091,464 and 0 attached warrants to third party investors in exchange for $1,082,207 and $0 in cash and $9,257 and $0 in stock subscriptions receivable, respectively.  The notes had a one year maturity and bore interest at a rate of 12% per annum,

there have been no defaults on the notes.   The notes are convertible into common shares at a conversion price of $0.25 per share with 1,091,464 attached warrants exercisable into common shares at $0.25 per warrant.  As of September 30, 2010, $9,746 in notes and $58 in interest accrued on the notes have been converted to $9,257 in stock subscriptions receivable and $489 of bank fees.  No warrants have been exercised.

	September 30, 2010	June 30, 2010

Unsecured convertible notes payable with a 12% interest	$ 295,000	$ 295,000
rate and convertible at $0.20 per common share

Unsecured convertible notes payable with a 12% interest	1,647,218	565,500
rate and convertible at $0.25 per common share

Note Discount	(59,103)	(16,301)
	$ 1,883,115	$ 844,199

For the three months ended September 30, 2010 the Company issued attached warrants to purchase its common stock on issuance of convertible notes payable.  The warrants had an exercise price of $0.25 with a three year expiration and immediate vesting.  The fair value of each issuance is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates assumptions for each input. Expected volatilities are based on the historical volatility of the Company’s common equity traded on the OTC market. The Company estimates expected life of each warrant based on the midpoint between the dates the warrant vests and the contractual term of the warrant. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related warrant.

The warrants were issued throughout the three months ended September 30, 2010 and the Black-Scholes option pricing model inputs were used on the date of issuance which ranged over the period for the following assumptions: stock price on the measurement date was between $0.01 and $0.20; expected term of three years; average expected volatility was 228%; and discount rate of 0.82% for the three months ended September 30, 2010.  During the three months ended September 30, 2010 the fair value of the warrants issued with convertible notes payable was calculated at $46,378, recorded as a discount to the notes to which they were attached.

The following table summarizes information about the warrants as of September 30, 2010 and June 30, 2010:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of June 30, 2010	934,250	$ 0.23	2.75 Years	$ -
Granted	1,091,464	$ 0.25	2.75 Years
Expired	-	$ -
Exercised	-	$ -
Outstanding as of September 30, 2010	2,025,714	$ 0.25	2.50 Years	$ -
Exercisable as of September 30, 2010	2,025,714	$ 0.25	2.50 Years	$ -

The year-end intrinsic values are based on a September 30, 2010 closing price of $0.175 per share.

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

Future minimum lease payments were as follows:

October 2010 through June 2011	$22,500
July 2011 through March 2012	$22,500

The Company incurred rent expense on the headquarters facility of $7,500 and $552 for the three months ended September 30, 2010 and 2009, respectively.

7. Agreements

On September 24, 2010, the Company entered into an agreement to acquire Main Street Family Pharmacy LLC (“Main Street”) for consideration of $300,000 in cash and 4,000,000 shares of common stock.  The acquisition agreement included employment agreements with the principals of Main Street Family Pharmacy.  Prior to the closing of the final agreement subsequent to September 30, 2010, management determined that the acquisition was not in the best interest of the Company and the transaction was rescinded.  An additional $111,000 of consideration was paid to Main Street, of which $83,000 was repaid.  On the rescission of the agreement, $266,735 of the initial $300,000 was repaid by Main Street Family Pharmacy to Capital Group and no common shares were issued.  As of September 30, 2010 the Company paid $200,000 of the initial $300,000 in deposits to Main Street and recorded the amount as other assets pending due diligence work.  Additionally, as of September 30, 2011, the Company paid $20,230 of the $111,000 of additional consideration paid to Main Street and their vendors and recorded the amount as due diligence costs on rescinded purchases for the three months ended September 30, 2010.

In July 2010 through March 2011 the Company advanced payments in the amount of $71,829 with the anticipation of an acquisition of Giovanni Medical Services and Lab Testing.  After due diligence, it was determined that acquiring Giovanni Medical Services and Lab Testing was not in the best interest of the Company.  As of September 30, 2010, the Company recorded $30,000 of payments to Giovanni as other assets with the remaining $41,829 paid subsequent to September 30, 2010.

8.  Related Party Transactions

On August 9, 2007, the Company entered into a Capital Base Funding Agreement with its largest single shareholder, Big Eye Capital, Inc. (“Big Eye”) whereby Big Eye would make available to the Company up to one hundred thousand dollars ($100,000) in working capital in exchange for newly issued common stock of the Company. The amount of common stock of the Company to be issued to Big Eye would be based on the greater of the previous day’s closing market prices or $1.00 per share. The Company would give Big Eye ten days advance notice prior to requesting funds (when possible) so that not all funds would be advanced at any one time.  The Agreement was still in effect as of September 30, 2010.

In connection with the Capital Base Funding Agreement which ended on December 31, 2007, Big Eye Capital, Inc. provided a total of $51,046 of funding to the Company resulting in Big Eye Capital, Inc. being issued 51,046 shares of the Company’s common stock accordingly.  As of September 30, 2010 and 2009 there was $48,954 available under the Agreement.

9.  Subsequent Events

Subsequent to September 30, 2010 the Company issued $536,500 in convertible notes payable convertible at $0.25 per share with 536,500 attached warrants exercisable at $0.25 per share. Convertible notes payable of $2,483,464 were converted for 10,736,079 common shares with $5,000 in notes outstanding.

Subsequent to September 30, 2010, the Company issued 8,650,000 common shares in exchange for services valued at $1,711,500 based on the trading as of the date of issuance.  The Company issued 1,148,834 shares of common stock for $334,500 of cash and received $185,000 in cash for common shares to be issued.  The Company issued 10,000,000 shares to officers and directors as compensation and incentive valued at $200,000.

Subsequent to September 30, 2010, the Company paid $100,000 in consideration to Main Street Family Pharmacy LLC as a deposit to contemplate an acquisition.  An additional $111,000 of consideration was paid to Main Street, of which $83,000 was repaid.  On the rescission of the agreement, $266,735 of the initial $300,000 was repaid by Main Street Family Pharmacy to Capital Group and no common shares were issued.  Subsequent to September 30, 2011 the Company recorded $61,265 as due diligence cost on rescinded purchases.

Subsequent to September 30, 2010, the Company advanced payments in the amount of $41,829 with the anticipation of an acquisition of Giovanni Medical Services and Lab Testing.  After due diligence, it was determined that acquiring Giovanni Medical Services and Lab Testing was not in the best interest of the Company.  The Company recorded a loss in the statement of operations subsequent to September 30, 2010 for $71,829 as due diligence cost on rescinded purchases.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We use assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies during the period ended September 30, 2010.

Recently Issued Accounting Standards

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

Results of Operations

During the three months ended September 30, 2010, we incurred a net loss of $1,069,179 compared to net loss of $57,918 for the three months ended September 30, 2009. The increase in our net loss for the three months ended September 30, 2010 over the comparable period of the prior year is primarily due to the increased cost of wages, salaries, and services as a result of the Company obtaining funding to begin strategic acquisitions and perform due diligence and hire consultants and employees to begin developing the market for the Company’s products and technology.  Additional consulting, legal and accounting costs were also incurred for the three months ended September 30, 2010 over the same period 2009.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings.

Operating expenses for the Company have been paid from the issuance of stock and convertible notes payable of the Company. At September 30, 2010 the Company had a deficit in working capital (current liabilities in excess of current assets) of $2,219,410. The working capital deficit at June 30, 2010 was $1,386,025. The increase in working capital deficit when compared to June

30, 2010 was principally due to outstanding convertible notes payable, accrued salaries and accounts payable, offset by an increase in deposits paid for Main Street Pharmacy and  Giovanni Medical Services and Lab Testing.

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

As of September 30, 2010, the current assets increased by $304,035 when compared to June 30, 2010 due to the receipt of funding in the form of convertible notes payable, $230,000 of which were paid as deposits on contemplated transactions.

As of September 30, 2010, the current liabilities increased by $1,137,420 when compared to June 30, 2010 current liabilities.   The primary reason for the increase is  the issuance of convertible notes payable to investors used for funding general company operations, funding costs, and payment of deposits on contemplated transactions, along with the salaries payable and accounts payable for work on the platform technology and management of the Company.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital, we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the quarter ended September 30, 2010. Our total accumulated deficit at September 30, 2010 was $7,184,310.

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business.  If we are unable to obtain additional financing we may cease operations and not be able to execute on operating plans. Accordingly, the condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Based on that evaluation, our chief accounting and chief executive officers concluded that, as of September 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the three months ended September 30, 2010.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is presently not party to any legal proceedings.

Item 1A.  Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed on July 18, 2012.  There has been no material changes in the Company’s assessment of its risk factors during the quarter ended September 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2010 the Company did not sell any shares of unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures

 None; not applicable.

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

CAPITAL GROUP HOLDINGS. INC. FKA OASIS ONLINE TECHNOLOGIES CORP

July 31, 2012	/s/ Erik J. Cooper
By:	Erik J. Cooper
Its:	Chairman President Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CAPITAL GROUP HOLDINGS. INC. FKA OASIS ONLINE TECHNOLOGIES CORP

July 31, 2012	/s/ Erik J. Cooper
By:	Erik J. Cooper
Its:	Chairman President Chief Executive Officer

/s/ Eric Click
By:	Eric Click
Its:	Director Secretary Treasurer Chief Operating Officer Principal Accounting Officer