Form 10-Q
period 2010-12-31
Capital Group Holdings, Inc.
filed 2012-08-03
CIK 703339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: July 25, 2012 - 56,131,121 shares of common stock ($0.01 par value) outstanding.

CAPITAL GROUP HOLDINGS, INC.

Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Balance Sheets

	December 31, 2010	June 30, 2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$191	$15,006
Other current assets	45,613	12,500
Deposits	365,000	-
Stock subscription receivable	2,534	-
Total current assets	413,338	27,506

Property and equipment, net of depreciation	15,798	15,199

TOTAL ASSETS	$429,136	$42,705

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$220,168	$152,044
Accounts payable to related party	4,665	3,665
Accrued payroll liabilities	485,998	396,877
Accrued liabilities	2,805	16,508
Convertible notes payable, net of discount for warrants	40,282	844,437
Total current liabilities	753,918	1,413,531

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 100,000,000 shares authorized,
39,067,691 and 19,596,208 shares issued and outstanding as
of December 31, 2010 and June 30, 2010, respectively	390,676	195,962
Additional paid in capital	8,595,847	4,548,343
Paid in capital shares to be issued	287,500	-
Accumulated deficit	(3,539,288)	(3,539,288)
Accumulated deficit during development stage	(6,059,517)	(2,575,843)

TOTAL STOCKHOLDERS' DEFICIT	(324,782)	(1,370,826)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$429,136	$42,705

See accompanying notes to condensed consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Operations

					For the period from
					April 26, 2006 (Date
					of Commencement of
	For the	For the	For the	For the	Development Stage)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Through
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-

Expenses:
General and administrative	1,915,618	3,319	2,495,698	7,380	3,487,083
Compensation expense	276,693	51,327	698,881	103,382	1,555,902
Due diligence cost on rescinded purchases	53,079	-	73,309	-	343,278
Total operating expenses	2,245,390	54,646	3,267,888	110,762	5,386,263

Loss from operations	(2,245,390)	(54,646)	(3,267,888)	(110,762)	(5,386,263)

Other Income and Expense
Realized loss on sale of marketable securities	-	-	-	-	(432,643)
Interest income	-	-	-	-	1,094
Interest expense	(169,105)	(4,337)	(215,786)	(6,139)	(241,705)
Total Other Income (Expense)	(169,105)	(4,337)	(215,786)	(6,139)	(673,254)

NET LOSS	$(2,414,495)	$(58,983)	$(3,483,674)	$(116,901)	$(6,059,517)

Loss per share – basic and diluted	$(0.07)	$(0.00)	$(0.12)	$(0.01)

Weighted average common shares outstanding - basic and diluted	32,945,754	19,596,208	28,372,070	19,596,208

See accompanying notes to condensed consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows

			For the Period from
			April 26, 2006 (Date
			of Commencement of
	For the	For the	Development Stage)
	Six Months Ended	Six Months Ended	Through
	December 31, 2010	December 31, 2009	December 31, 2010
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,483,674)	$(116,901)	$(6,059,517)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,046	538	5,227
Services provided in exchange for common shares	1,472,000	-	1,534,500
Stock based compensation	180,000	-	362,500
Loss (Gain) on marketable securities	-	-	432,718
Accrued interest and discount on convertible notes payable	218,588	-	219,633
Changes in operating assets and liabilities:
Accounts payable	68,124	2,976	437,828
Accounts payable - related party	1,000	(1,402)	(402)
Accrued payroll and other liabilities	75,418	68,198	276,210
Prepaid expenses and other deposits	(398,113)	775	(410,613)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,864,611)	(45,816)	(3,201,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,645)	3,270	(21,025)
Proceeds from sale of available for sale securities	-	-	309,782
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,645)	3,270	288,757

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes payable	1,564,941	-	2,425,441
Issuance of common stock for cash or collection on subscriptions	-	49,576	195,046
Proceeds for stock not issued	287,500	-	287,500
Additional paid in capital	-	-	5,363
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,852,441	49,576	2,913,350

NET CHANGE IN CASH	(14,815)	7,030	191
CASH BALANCES
Beginning of period	$15,006	$434	$-
End of period	$191	$7,464	$191

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount for fair value of attached warrants	$121,930	$-	$139,038
Common stock issued for conversion of notes	$2,341,245	$-	$2,341,245
Common stock issued for conversion of notes	$2,534	$-	$2,534

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to condensed consolidated financial statements

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

For the period from April 26, 2006 (date of commencement of Development Stage) to December 31, 2010, the Company has not generated revenues from operations and has been developing its products, developing markets, securing strategic alliances and securing funding. Therefore, the Company is considered to be in the development stage in accordance with the provisions of ASC 915-10-05, Accounting and Reporting by Development Stage Enterprises.

2.  Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended June 30, 2010 on Form 10-K filed with the Securities and Exchange Commission on July 18, 2012.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management are necessary to present a fair statement of the results for the period. The results of operations for the period ended December 31, 2010, are not necessarily indicative of the operating results for the full year.

Use of Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period.  Generally, the Company’s matters subject to estimation and judgment include amounts related to asset impairments, useful lives of fixed assets, payroll tax liabiltities, and stock based compensation.  Actual results may differ from estimates provided.

Taxes

At December 31, 2010, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

The Company has accrued for unremitted payroll taxes, and employee withholdings due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of December 31, 2010 as part of accrued payroll liabilities.

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

3.  Going Concern and Liquidity

The Company has total accumulated losses as of December 31, 2010 of ($9,598,805), and has had negative cash flows from operating activities during the period from inception through December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

4. Common Stock

Pursuant to the Articles of Incorporation as amended on September 19, 2007, the Company is authorized to issue 100,000,000 common shares, with a par value of $0.01 per share. In connection with the Capital Base Funding Agreement as discussed in Note 8, the Company issued 51,046 shares of the Company’s common stock in exchange for funding totaling $51,046. On October 22, 2007, the Company issued 990,000 shares of common stock in exchange for 99,000 freely trading registered shares of Immunosyn Corporation, a Delaware corporation.

During the three and six months ended December 31, 2010, the Company issued 13,432,168 and 19,471,483 shares, respectively. No shares were issued during the three and six months ended December 31, 2009.  The Company issued 10,232,168 and 10,271,383 shares on the conversion of convertible notes payable during the three and six months ended December 31, 2010, respectively.  The Company issued 0 and 6,000,000 shares for compensation to officers and directors valued at $0 and $180,000 for the three and six months ended December 31, 2010, respectively.  The Company issued 3,200,000 shares for services valued at $1,472,000 for the three months ended December 31, 2010.

5.  Convertible Notes Payable and Warrants

During the three and six months ended December 31, 2010, the Company issued $476,500 and $1,567,964 convertible notes payable and 476,500 and 1,567,964 attached warrants to third party investors in exchange for $476,500 and $1,564,941 in cash and $0 and $2,534 in stock subscriptions receivable, respectively.  There were no notes or warrants issued during the three and six months ended December 31, 2009.  The notes had a one year maturity and bore interest at a rate of 12% per annum, and there have been no defaults on the notes.  The notes were convertible into common shares at a conversion price of $0.25 per share with attached warrants exercisable into common shares at $0.25 per warrant.  As of December 31, 2010, $2,385,964 in notes and $83,015 in interest accrued on the notes have been converted to 10,271,383 common shares and 2,534 in stock subscriptions receivable. No warrants have been exercised.

	December 31, 2010	June 30, 2010

Unsecured convertible notes payable with a 12% interest	$ -	$ 295,000
rate and convertible at $0.20 per common share

Unsecured convertible notes payable with a 12% interest	42,500	565,500
rate and convertible at $0.25 per common share

Note Discount	(2,218)	(16,301)
	$ 40,282	$ 844,199

For the six months ended December 31, 2010 the Company issued attached warrants to purchase its common stock on issuance of convertible notes payable.  The warrants had an exercise price of $0.25 with a three year expiration and immediate vesting.  The fair value of each issuance is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates assumptions for each input. Expected volatilities are based on the historical volatility of the Company’s common equity traded on the OTC market. The Company estimates expected life of each warrant based on the midpoint between the dates the warrant vests and the contractual term of the warrant. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related warrant.

The warrants were issued throughout the three and six months ended December 31, 2010 and the Black-Scholes option pricing model inputs were used on the date of issuance which ranged over the period for the following assumptions: stock price on the measurement date was between $0.01 and $0.20; expected term of three years; average expected volatility was 233%; and discount rate of 0.79% for the three months ended December 31, 2010.  During the six months ended December 31, 2010 the fair value of the warrants issued with convertible notes payable was calculated at $138,553, recorded as a discount to the notes to which they were attached.

The following table summarizes information about the warrants as of December 31, 2010 and June 30, 2010:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of June 30, 2010	934,250	$ 0.23	2.50 Years	$ -
Granted	1,567,964	$ 0.25	2.50 Years
Expired	-	$ -
Exercised	-	$ -
Outstanding as of December 31, 2010	2,502,214	$ 0.25	2.25 Years	$ 125,111
Exercisable as of December 31, 2010	2,502,214	$ 0.25	2.25 Years	$ 125,111

The year-end intrinsic values are based on a December 31, 2010 closing price of $0.30 per share.

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

Future minimum lease payments were as follows:

January 2011 through June 2011	$15,000
July 2011 through March 2012	$22,500

The Company incurred rent expense on the headquarters facility of $7,500 and $15,000 and $0 and $552 for the three and six months ended December 31, 2010 and 2009, respectively

7. Agreements

On September 24, 2010, the Company entered into an agreement to acquire Main Street Family Pharmacy LLC (“Main Street”) for consideration of $300,000 in cash and 4,000,000 shares of common stock.  The acquisition agreement included employment agreements with the principals of Main Street Family Pharmacy.  Prior to the closing of the final agreement, management determined that the acquisition was not in the best interest of the Company and the transaction was rescinded.  An additional $94,000 of consideration was paid to Main Street, of which $20,700 was repaid during the six months ended December 31, 2010.  On the rescission of the agreement subsequent to December 31, 2010, $266,735 of the initial $300,000 was repaid by Main Street Family Pharmacy to Capital Group and no common shares were issued and the remaining $33,265 was recorded as due diligence costs on rescinded purchases for the agreement.

In July 2010 through March 2011 the Company advanced payments in the amount of $71,829 with the anticipation of an acquisition of Giovanni Medical Services and Lab Testing.  After due diligence, it was determined that acquiring Giovanni Medical Services and Lab Testing was not in the best interest of the Company.  As of December 31, 2010, the Company recorded $65,000 of payments to Giovanni as other assets with the remaining $6,829 paid subsequent to December 31, 2010.

8.  Related Party Transactions

On August 9, 2007, the Company entered into a Capital Base Funding Agreement with its largest single shareholder, Big Eye Capital, Inc. (“Big Eye”) whereby Big Eye would make available to the Company up to one hundred thousand dollars ($100,000) in working capital in exchange for newly issued common stock of the Company. The amount of common stock of the Company to be issued to Big Eye would be based on the greater of the previous day’s closing market prices or $1.00 per share. The Company would give Big Eye ten days advance notice prior to requesting funds (when possible) so that not all funds would be advanced at any one time.  The Agreement was still in effect as of December 31, 2010.

In connection with the Capital Base Funding Agreement, Big Eye Capital, Inc. provided a total of $51,046 of funding to the Company resulting in Big Eye Capital, Inc. being issued 51,046 shares of the Company’s common stock accordingly.  As of December 31, 2010 and 2009 there was $48,954 available under the Agreement.

9.  Subsequent Events

Subsequent to December 31, 2010 the Company issued $60,000 in convertible notes payable convertible at $0.25 per share with 60,000 attached warrants exercisable at $0.25 per share. Convertible notes payable of $97,500 were converted for 464,696 common shares with $5,000 in notes outstanding.

Subsequent to December 31, 2010, the Company issued 2,725,000 common shares in exchange for services valued at $239,500 based on the trading as of the date of issuance.  The Company issued 1,148,834 shares of common stock for $334,500 of cash and received $185,000 in cash for common shares to be issued.  The Company issued 10,000,000 shares to officers and directors as compensation and incentive valued at $200,000.

Subsequent to December 31, 2010, an additional $17,000 of consideration was paid to Main Street, and $62,600 of advances were repaid.  On the rescission of the agreement, $266,735 of the initial $300,000 was repaid by Main Street Family Pharmacy to Capital Group and no common shares were issued.  The Company recorded $33,264 as due diligence cost on rescinded purchases for the initial deposit and $27,700 for the working capital advances.

Subsequent to December 31, 2010, the Company advanced payments in the amount of $6,829 with the anticipation of an acquisition of Giovanni Medical Services and Lab Testing.  After due diligence, it was determined that acquiring Giovanni Medical Services and Lab Testing was not in the best interest of the Company.  The Company recorded a loss in the statement of operations subsequent to December 31, 2010 for $71,534 as due diligence cost on rescinded purchases.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We use assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies during the period ended December 31, 2010.

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

Results of Operations

During the three and six months ended December 31, 2010, we incurred a net loss of $2,414,495 and $3,483,674, respectively, compared to net loss of $58,983 and $116,901 for the three and six months ended December 31, 2009, respectively. The increase in our net loss over the comparable period of the prior year is primarily due to the increased cost of wages, salaries, and services as a result of the Company obtaining funding to begin strategic acquisitions and perform due diligence and hire consultants and employees to begin developing the market for the Company’s products and technology. Additional consulting, legal and accounting costs were also incurred for the three and six months ended December 31, 2010 over the same period 2009.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings.

Operating expenses for the Company have been paid from the issuance of stock and convertible notes payable of the Company. At December 31, 2010 the Company had a deficit in working capital (current liabilities in excess of current assets) of $340,580. The working capital deficit at June 30, 2010 was $1,386,025. The decrease in working capital deficit when compared to June 30, 2010 was principally due to the conversion of convertible notes payable to equity.

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

As of December 31, 2010, the current assets increased by $385,832 when compared to June 30, 2010 due to the receipt of funding in the form of convertible notes payable, $365,000 of which were paid as deposits on contemplated transactions.

As of December 31, 2010, the current liabilities decreased by $659,613 when compared to June 30, 2010 current liabilities.   The primary reason for the decrease is due to the conversion of convertible notes payable to equity.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital, we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the quarter ended December 31, 2010. Our total accumulated deficit at December 31, 2010 was $9,598,805.

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

Based on that evaluation, our chief accounting and chief executive officers concluded that, as of December 31, 2010, our disclosure controls and procedures were, subject to the limitations noted above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the three months ended December 31, 2010.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is presently not party to any legal proceedings.

Item 1A.  Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed on July 18, 2012.  There has been no material changes in the Company’s assessment of its risk factors during the quarter ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2010 the Company did not sell any shares of unregistered equity securities.

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