Form 10-Q
period 2011-03-31
Capital Group Holdings, Inc.
filed 2012-08-03
CIK 703339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

CAPITAL GROUP HOLDINGS, INC.

Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Balance Sheets

	March 31, 2011	June 30, 2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$59,630	$15,006
Other current assets	36,557	12,500
Stock subscription receivable	2,534	-
Total current assets	98,721	27,506

Property and equipment, net of depreciation	14,797	15,199

TOTAL ASSETS	$113,518	$42,705

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$217,651	$152,044
Accounts payable to related party	4,665	3,665
Accrued payroll liabilities	545,687	396,877
Accrued liabilities	6,661	16,508
Convertible notes payable, net of discount for warrants	42,714	844,437
Total current liabilities	817,378	1,413,531

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 100,000,000 shares authorized,
55,039,666 and 19,596,208 shares issued and outstanding as
of March 31, 2011 and June 30, 2010, respectively	550,397	195,962
Additional paid in capital	9,068,103	4,548,343
Common stock subscribed	181,250	-
Accumulated deficit	(3,539,288)	(3,539,288)
Accumulated deficit during development stage	(6,964,322)	(2,575,843)

TOTAL STOCKHOLDERS' DEFICIT	(703,860)	(1,370,826)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$113,518	$42,705

See accompanying notes to consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Operations

					For the period from
					April 26, 2006 (Date
					of Commencement of
	For the	For the	For the	For the	Development Stage)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Through
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-

Expenses:
General and administrative	189,436	98,112	2,719,896	108,483	3,711,281
Compensation expense	633,796	101,799	1,297,916	202,190	2,154,937
Due diligence cost on rescinded purchases	71,191	39,835	144,499	42,059	414,468
Total operating expenses	894,423	239,746	4,162,311	352,732	6,280,686

Loss from operations	(894,423)	(239,746)	(4,162,311)	(352,732)	(6,280,686)

Other Income and Expense
Realized loss on sale of marketable securities	-	-	-	-	(432,643)
Interest income	-	-	-	-	1,094
Interest expense	(10,383)	(3,745)	(226,169)	(7,661)	(252,088)
Total Other Income (Expense)	(10,383)	(3,745)	(226,169)	(7,661)	(683,637)

NET LOSS	$(904,806)	$(243,491)	$(4,388,479)	$(360,393)	$(6,964,322)

Loss per share – basic and diluted	$(0.02)	$(0.01)	$(0.12)	$(0.02)

Weighted average common shares outstanding - basic and diluted	52,216,560	19,596,208	36,320,233	19,596,208

See accompanying notes to condensed consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows

			For the Period from
			April 26, 2006 (Date
			of Commencement of
	For the	For the	Development Stage)
	Nine Months Ended	Nine Months Ended	Through
	March 31, 2011	March 31, 2010	March 31, 2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,388,479)	$(360,393)	$(6,964,323)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,047	681	6,228
Services provided in exchange for common shares	1,711,500	-	1,774,000
Stock based compensation	380,000	-	562,500
Loss (Gain) on marketable securities	-	-	432,718
Accrued interest and discount on convertible notes payable	222,246	72	223,291
Changes in operating assets and liabilities:
Accounts payable	65,607	20,421	435,311
Accounts payable - related party	1,000	(1,402)	(402)
Accrued liabilities	138,963	129,543	339,755
Prepaid expenses and other deposits	(24,057)	(11,725)	(36,557)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,890,173)	(222,803)	(3,227,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,645)	(9,550)	(21,025)
Proceeds from sale of available for sale securities	-	-	309,782
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,645)	(9,550)	288,757

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes payable	1,624,942	225,000	2,485,442
Issuance of common stock for cash or collection on subscriptions	131,250	49,576	326,296
Proceeds for stock not issued	181,250	-	181,250
Additional paid in capital	-	-	5,363
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,937,442	274,576	2,998,351

NET CHANGE IN CASH	44,624	42,223	59,630
CASH BALANCES
Beginning of period	$15,006	$434	$-
End of period	$59,630	$42,657	$59,630

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount for fair value of attached warrants	$138,756	$-	$155,864
Common stock issued for conversion of notes	$2,512,689	$-	$2,512,689
Shares issued for subscription receivable	$2,534	$-	$2,534

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

For the period from April 26, 2006 (date of commencement of Development Stage) to March 31, 2011, the Company has not generated revenues from operations and has been developing its products, developing markets, securing strategic alliances and securing funding. Therefore, the Company is considered to be in the development stage in accordance with the provisions of ASC 915-10-05, Accounting and Reporting by Development Stage Enterprises.

2.  Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended June 30, 2010 on Form 10-K filed with the Securities and Exchange Commission on July 18, 2012.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management are necessary to present a fair statement of the results for the period. The results of operations for the period ended March 31, 2011, are not necessarily indicative of the operating results for the full year.

Use of Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period.  Generally the Company’s matters subject to estimation and judgment include amounts related to asset impairments, useful lives of fixed assets, payroll tax liabilties and stock based compensation.  Actual results may differ from estimates provided.

Taxes

At March 31, 2011, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

The Company has accrued for unremitted payroll taxes, and employee withholdings due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of March 31, 2011 as part of accrued payroll liabilities.

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

3.  Going Concern and Liquidity

The Company has total accumulated losses as of March 31, 2011 of ($10,503,610), and has had negative cash flows from operating activities during the period from inception through March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company had not been compliant with SEC reporting deadlines, but management has opted to make the necessary filings to be become compliant with the United States Securities and Exchange Commission (SEC) reporting guidelines to allow the Company to raise capital in order to execute on the Company’s business strategy.  Management is attempting to raise capital, secure strategic alliances, and to operate the business strategy, however there is no assurance that these will be obtained.

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

During the three and nine months ended March 31, 2011, the Company issued 15,972,075 and 35,443,458 shares, respectively.  No shares were issued during the three and nine months ended March 31, 2010.  The Company issued 234,575 and 10,505,958 shares on the conversion of convertible notes payable during the three and nine months ended March 31, 2011, respectively.  The Company issued 0 and 16,000,000 shares for compensation to officers and directors valued at $0 and $380,000 for the three and nine months ended March 31, 2011.  The Company issued 5,450,000 and 8,650,000 shares for services valued at $239,500 and $1,711,500 for the three and nine months ended March 31, 2011.  The Company issued 287,500 common shares in exchange for $131,250 in cash for the three months ended March 31, 2011.

5.  Convertible Notes Payable and Warrants

During the three and nine months ended March 31, 2011, the Company issued $60,000 and $1,627,964 convertible notes payable and 60,000 and 1,627,964 attached warrants to third party investors in exchange for $60,000 and $1,624,942 in cash and $0 and $2,534 in stock subscriptions receivable, respectively.  There were no notes or warrants issued during the three and nine months ended March 31, 2010.  The notes had a one year maturity and bore interest at a rate of 12% per annum and there have been no defaults on the notes.  The notes were convertible into common shares at a conversion price of $0.25 per share with attached warrants exercisable into common shares at $0.25 per warrant.  As of March 31, 2011, $2,410,964 in notes and $84,491 in interest accrued on the notes have been converted to 10,505,958 common shares and $2,534 in stock subscriptions receivable. No warrants have been exercised.

	March 31, 2011	June 30, 2010

Unsecured convertible notes payable with a 12% interest	$ -	$ 295,000
rate and convertible at $0.20 per common share

Unsecured convertible notes payable with a 12% interest	52,500	565,500
rate and convertible at $0.25 per common share

Note Discount	(9,786)	(16,301)
	$ 42,714	$ 844,437

For the nine months ended March 31, 2011 the Company issued attached warrants to purchase its common stock on issuance of convertible notes payable.  The warrants had an exercise price of $0.25 with a three year expiration and immediate vesting.  The fair value of each issuance is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates assumptions for each input. Expected volatilities are based on the historical volatility of the Company’s common equity traded on the OTC market. The Company estimates expected life of each warrant based on the midpoint between the dates the warrant vests and the contractual term of the warrant. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related warrant.

The warrants were issued throughout the three and nine months ended March 31, 2011 and the Black-Scholes option pricing model inputs were used on the date of issuance which ranged over the period for the following assumptions: stock price on the measurement date was between $0.01 and $0.60; expected term of three years; average expected volatility was 239%; and average discount rate of 0.83% for the three months ended March 31, 2011.  During the nine months ended March 31, 2011 the fair value of the warrants issued with convertible notes payable was calculated at $155,378, recorded as a discount to the notes to which they were attached.

The following table summarizes information about the warrants as of March 31, 2011 and June 30, 2010:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of June 30, 2010	934,250	$ 0.23	2.25 Years	$ -
Granted	1,627,964	$ 0.25	2.25 Years
Expired	-	$ -
Exercised	-	$ -
Outstanding as of March 31, 2011	2,562,214	$ 0.25	2.00 Years	$ 589,309
Exercisable as of March 31, 2011	2,562,214	$ 0.25	2.00 Years	$ 589,309

The year-end intrinsic values are based on a March 31, 2011 closing price of $0.48 per share.

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

6. Leases

At December 21, 2007, the Company signed a new operating lease for its headquarters facilities that expired March 31, 2011. Under the terms of the lease agreement, the Company was responsible for its share of normal operating costs, including maintenance expenses, property taxes and insurance. Rent for the first 12 months was $817 per month which included city tax and a parking fee. The rent for the remaining 24 months was $881 per month including tax and parking. The lease agreement included a $775 security deposit.  A new lease for the facility was executed on March 5, 2010 for a period of two years with the lease ending March 5, 2012.  Rent was $2,500 per month with a security deposit of $7,250.  Under the terms of the lease agreement, the Company was responsible for its share of normal operating costs, including maintenance expenses, property taxes and insurance.

Future minimum lease payments were as follows:

April 2011 through June 2011	$7,500
July 2011 through March 2012	$22,500

The Company incurred rent expense on the headquarters facility of $7,500 and $22,500 and $0 and $552 for the three and nine months ended March 31, 2011 and 2010, respectively

7. Agreements

On September 24, 2010, the Company entered into an agreement to acquire Main Street Family Pharmacy LLC (“Main Street”) for consideration of $300,000 in cash and 4,000,000 shares of common stock.  The acquisition agreement included employment agreements with the principals of Main Street Family Pharmacy.  Prior to the closing of the final agreement, management determined that the acquisition was not in the best interest of the Company and the transaction was rescinded.  An additional $111,000 of consideration was paid to Main Street, of which $72,000 was repaid during the nine months ended March 31, 2011 with $39,000 recorded as due diligence costs on rescinded purchases.  On the rescission of the agreement, $266,735 of the initial $300,000 was repaid by Main Street Family Pharmacy to Capital Group and no common shares were issued and the remaining $33,265 was recorded as due diligence costs on rescinded purchases.  For the three months ended March 31, 2011 the Company recorded $67,168 in due diligence cost on rescinded purchases associated with Main Street Pharmacy.

In July 2010 through March 2011 the Company advanced payments in the amount of $71,829 with the anticipation of an acquisition of Giovanni Medical Services and Lab Testing.  After due diligence, it was determined that acquiring Giovanni Medical Services and Lab Testing was not in the best interest of the Company.  For the nine months ended March 31, 2011, the Company recorded $71,829 of payments to Giovanni as due diligence costs on rescinded purchases.

8.  Related Party Transactions

On August 9, 2007, the Company entered into a Capital Base Funding Agreement with its largest single shareholder, Big Eye Capital, Inc. (“Big Eye”) whereby Big Eye would make available to the Company up to one hundred thousand dollars ($100,000) in working capital in exchange for newly issued common stock of the Company. The amount of common stock of the Company to be issued to Big Eye would be based on the greater of the previous day’s closing market prices or $1.00 per share. The Company would give Big Eye ten days advance notice prior to requesting funds (when possible) so that not all funds would be advanced at any one time.  The Agreement was still in effect as of March 31, 2011.

In connection with the Capital Base Funding Agreement, Big Eye Capital, Inc. provided a total of $51,046 of funding to the Company resulting in Big Eye

Capital, Inc. being issued 51,046 shares of the Company’s common stock accordingly.  As of March 31, 2011 and 2010 there was $48,954 available under the Agreement.

9.  Subsequent Events

Convertible notes payable of $35,000 were converted for 230,121 common shares with $5,000 in notes outstanding.

Subsequent to March 31, 2011, the Company issued 283,334 shares of common stock for $40,000 of cash and $56,250 of common stock subscribed and received $56,250 of cash for common stock subscribed.

Subsequent to March 31, 2011, an additional $11,700 of consideration was paid to Main Street, and $0 of advances were repaid.  On the rescission of the agreement, $266,735 of the initial $300,000 was repaid by Main Street Family Pharmacy to Capital Group and no common shares were issued.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We use assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies during the period ended March 31, 2011.

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

Results of Operations

During the three and nine months ended March 31, 2011, we incurred a net loss of $904,806 and $4,388,480, respectively, compared to net loss of $243,491 and $360,393 for the three and nine months ended March 31, 2010, respectively. The increase in our net loss over the comparable period of the prior year is primarily due to the increased cost of wages, salaries, and services as a result of the Company obtaining funding to begin strategic acquisitions and perform due diligence and hire consultants and employees to begin developing the market for the Company’s products and technology. Additional consulting, legal and accounting costs were also incurred for the three and nine months ended March 31, 2011 over the same period 2010.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings.

Operating expenses for the Company have been paid from the issuance of stock and convertible notes payable of the Company. At March 31, 2011 the Company had a deficit in working capital (current liabilities in excess of current assets) of $718,657. The working capital deficit at June

30, 2010 was $1,386,025. The decrease in working capital deficit when compared to June 30, 2010 was principally due to the conversion of convertible notes payable to equity.

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

As of March 31, 2011, the current assets increased by $71,215 when compared to June 30, 2010 due to the receipt of funding in the form of convertible notes payable.

As of March 31, 2011, the current liabilities decreased by $596,153 when compared to June 30, 2010 current liabilities.   The primary reason for the decrease is due to the conversion of convertible notes payable to equity.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital, we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our condensed consolidated financial statements for the quarter ended March 31, 2011. Our total accumulated deficit at March 31, 2011 was $10,503,610.

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

Based on that evaluation, our chief accounting and chief executive officers concluded that, as of March 31, 2011, our disclosure controls and procedures were, subject to the limitations noted above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2011.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is presently not party to any legal proceedings.

Item 1A.  Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed on July 18, 2012.  There has been no material changes in the Company’s assessment of its risk factors during the quarter ended March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011 the Company did not sell any shares of unregistered equity securities.

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