Form 10-Q
period 2011-09-30
Capital Group Holdings, Inc.
filed 2012-08-16
CIK 703339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: August 13, 2012 - 56,131,121 shares of common stock ($0.01 par value) outstanding.

CAPITAL GROUP HOLDINGS, INC.

Index to Report

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets – September 30, 2011 (unaudited) and June 30, 2011	3
	Condensed Consolidated Statements of Operations – Three Months Ended September 30, 2011 and 2010 and for the period of commencement through September 30, 2011 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows - Three Months Ended September 30, 2011 and 2010 and for the period of commencement through September 30, 2011 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5	Other Information	21
Item 6.	Exhibits	21

Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Balance Sheets

	September 30, 2011	June 30, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$476	$339
Other current assets	22,500	22,500
Stock subscription receivable	10,000	10,000
Total current assets	32,976	32,839

Property and equipment, net of depreciation	11,442	13,785

TOTAL ASSETS	$44,418	$46,624

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$207,898	$207,546
Accounts payable to related party	4,665	4,665
Accrued payroll liabilities	787,675	698,685
Accrued liabilities	5,658	5,658
Convertible notes payable, net of discount for warrants	4,964	4,936
Total current liabilities	1,010,860	921,490

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 100,000,000 shares authorized,
55,678,121 shares issued and outstanding at September 30 and June 30, 2011	556,781	556,781
Additional paid in capital	9,215,730	9,215,730
Common stock subscribed	204,200	125,000
Accumulated deficit	(3,539,288)	(3,539,288)
Accumulated deficit during development stage	(7,403,865)	(7,233,089)

TOTAL STOCKHOLDERS' DEFICIT	(966,442)	(874,866)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$44,418	$46,624

See accompanying notes to condensed consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Operations

			For the Period from
			April 26, 2006 (Date
			of Commencement of
	For the	For the	Development Stage)
	Three Months Ended	Three Months Ended	Through
	September 30, 2011	September 30, 2010	September 30, 2011
	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	$-	$-	$-
Total revenues	-	-	-

Expenses:
General and administrative	42,120	529,084	3,988,959
Compensation expense	120,840	473,184	2,293,845
Due diligence cost on rescinded purchases	-	20,230	402,768
Total operating expenses	162,960	1,022,498	6,685,572

Loss from operations	(162,960)	(1,022,498)	(6,685,572)

Other Income and (Expense)
Realized loss on sale of marketable securities	-	-	(432,643)
Interest income	634	-	1,728
Interest expense	(8,450)	(46,681)	(287,378)
Total Other Income (Expense)	(7,816)	(46,681)	(718,293)

NET LOSS	$(170,776)	$(1,069,179)	$(7,403,865)

Loss per share – basic and diluted	$(0.00)	$(0.05)

Weighted average common shares outstanding - Basic and diluted	55,678,121	23,664,182

See accompanying notes to condensed consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows

			For the Period from
			April 26, 2006 (Date
			of Commencement of
	For the	For the	Development Stage)
	Three Months Ended	Three Months Ended	Through
	September 30, 2011	September 30, 2010	September 30, 2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(170,776)	$(1,069,179)	$(7,403,865)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,906	1,023	9,145
Services provided in exchange for common shares	-	-	1,774,000
Stock based compensation	-	180,000	562,500
Loss (Gain) on marketable securities	-	-	432,718
Accrued interest and discount on convertible notes payable	28	2,911	242,814
Changes in operating assets and liabilities:
Accounts payable	352	21,111	425,558
Accounts payable - related party	-	-	(402)
Accrued payroll and other liabilities	88,990	77,631	580,740
Prepaid expenses and other deposits	-	(225,000)	(22,500)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(79,500)	(1,011,503)	(3,399,292)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(437)	(21,025)
Proceeds from sale of property and equipment	437	-	437
Proceeds from sale of available for sale securities	-	-	309,782
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	437	(437)	289,194

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes payable	-	1,081,718	2,488,465
Issuance of common stock for cash	-	-	412,546
Proceeds for stock subscribed	79,200	-	204,200
Additional paid in capital	-	-	5,363
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	79,200	1,081,718	3,110,574

NET CHANGE IN CASH	137	69,778	476
CASH BALANCES
Beginning of period	$339	$15,006	$-
End of period	$476	$84,784	$476

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount for fair value of attached warrants	$-	$46,378	$155,863
Common stock issued for conversion of notes	$-	$8,830	$2,570,451
Shares issued for subscription receivable	$-	$9,257	$10,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to consolidated financial statements

Capital Group Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Nature of Business

The Company was incorporated as Implant Technologies, Inc. in 1980 under the laws of the State of Minnesota.  On April 26, 2006 the Company entered the development stage when it revived its corporate charter.  On September 17, 2007, the Company changed its name to Oasis Online Technologies, Corp. and began development of technology for secure storage of online data.  In November 2010, the Company changed its name to Capital Group Holdings, Inc. and has focused on developing a Telemedicine platform under the Company’s wholly-owned subsidiary OneHealthPass, Inc.

For the period from April 26, 2006 (date of commencement of the Development Stage) to September 30, 2011, the Company has not generated revenues from operations.  The Company’s primary activities during this period have been developing its products, developing markets, securing strategic alliances and securing funding. Therefore, the Company is considered to be in the development stage, in accordance with the provisions of ASC 915-10-05, Accounting and Reporting by Development Stage Enterprises.

2.  Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended June 30, 2011 on Form 10-K filed with the Securities and Exchange Commission on July 26, 2012.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management are necessary to present a fair statement of the results for the period. The results of operations for the three month period ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

Use of Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period.  The Company has identified matters subject to significant estimation and judgment to include amounts related to asset impairments, recoverability of deferred tax balances, useful lives of fixed assets, payroll tax liabilities, and stock based compensation.  Actual results may differ from the estimates provided.

Taxes

At September 30, 2011, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realization of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

The Company has accrued for unremitted payroll taxes, and employee withholdings due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of September 30, 2011 as part of accrued payroll liabilities.

Earnings per Share

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both fiscal years would be anti-dilutive. The following chart lists the securities as of September 30, 2011, that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

Common Shares
Common stock subscribed	429,200
Warrants to purchase common stock	2,562,214
Convertible promissory notes	20,000

3,011,414

Fair Value of Financial Instruments

ASC 820, Fair Value Measurement, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash, stock subscription receivable, accrued liabilities, accounts payable, and accounts payable-related party approximate their estimated fair values due to their short-term maturities.

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

Notes receivable, convertible notes payable and payroll tax liabilities approximate their estimated fair value based on the rates available to the Company for loans of similar terms and maturities.  Convertible notes payable are carried at fair value based on their carrying amounts less a note discount for the relative fair value of the attached warrants issued with the notes.    Warrants issued were valued using the Black-Scholes option pricing model, which uses level three inputs (see note 6).  The notes have a maturity of less than one year and are classified as short-term liabilities.

Advertising

The Company expenses advertising costs as incured.

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

3.  Going Concern and Liquidity

The Company has total accumulated losses as of September 30, 2011 of ($10,943,153), and has had negative cash flows from operating activities during the period from inception through September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  As such, the Company's Independent Registered Public Accounting Firm has expressed a going concern opinion in their most recent audit report, dated July 25, 2012, for the year ended June 30, 2011.

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

These condensed consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business.  If we are unable to obtain additional financing we may cease operations and not be able to execute on our operating plans.  Accordingly, these condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going conern.

The Company had not been compliant with SEC reporting deadlines, but management has opted to make the necessary filings to be become compliant with the Securities and Exchange Commission (SEC) reporting guidelines to assist the Company’s efforts to raise capital in order to execute on the Company’s business strategy.  Management is attempting to raise capital, secure strategic alliances, and to operate the business strategy, however there is no assurance that these will be attained.

4. Common Stock

Pursuant to the Articles of Incorporation as amended on September 19, 2007, the Company is authorized to issue 100,000,000 common shares, with a par value of $0.01 per share.

During the three months ended September 30, 2011 and 2010, the Company issued nil and 6,039,215 shares, respectively. The shares issued at September 30, 2010 consisted of 6,000,000 shares issued for compensation and 39,215 for conversion of convertible notes plus accrued interest.

The company received $79,200 in cash for common stock subscribed during the three months ended September 30, 2011, of which $54,200 was from a related party. The related party stock is subscribed at $1.00 per share in accordance with a Capital Base Funding Agreement. The remaining stock was subscribed at the posted market rate on the funding date.

5.  Common Stock Subscribed

As of September 30 and June 30, 2011 the Company had common stock subscribed in the amounts of $204,200 and $125,000, respectively. These represented subscriptions for 429,200 and 250,000 shares, respectively.

6.  Convertible Notes Payable and Warrants

During the three months ended September 30, 2011 and 2010, the Company issued nil and $1,091,464 convertible notes payable and nil and 1,091,464 attached warrants to third party investors in exchange for nil and $1,082,207 in cash and nil and $9,257 in stock subscriptions receivable, respectively.  There have been no defaults on the notes as of September 30, 2011.   The notes are convertible into common shares at a conversion price of $0.25 per share with 1,091,464 attached warrants exercisable into common shares at $0.25 per warrant.  As at September 30, 2011 all but $5,000 of the notes were converted to common stock.

Convertible notes payable consisted of the following:

	September 30, 2011	June 30, 2011

Unsecured convertible notes payable with a 12% interest	$ 5,000	$ 5,000
rate and convertible at $0.25 per common share

Note Discount	(36)	(64)
	$ 4,964	$ 4,936

The Company issued attached warrants to purchase its common stock with the issuance of the convertible notes payable.  The warrants have an exercise price of $0.25 with a three year expiration and immediate vesting.  The fair value of each issuance is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates assumptions for each input. Expected volatilities are based on the historical volatility of the Company’s common equity traded on the OTC market. The Company estimates expected life of each warrant based on the midpoint between the date the warrant vests and the contractual term of the warrant. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related warrant.

The Black-Scholes option pricing model inputs used on the date of issuance have the following assumptions: stock price on the measurement date was between $0.05 and $0.60; expected term of three years; average expected volatility was 257%; and discount rate of 1.26%.

The following table summarizes information about the warrants as of September 30, 2011 and June 30, 2011:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of June 30, 2011	2,562,214	$ 0.25	2.25Years
Granted	-	$ -
Expired	-	$ -
Exercised	-	$ -
Outstanding as of September 30, 2011	2,562,214	$ 0.25	2.00 Years	$ 243,410
Exercisable as of September 30, 2011	2,562,214	$ 0.25	2.00Years	$ 243,410

The year-end intrinsic values are based on a September 30, 2011 closing price of $0.345 per share.

7. Leases

At December 21, 2007, the Company signed a new operating lease for its headquarters facility that expired December 31, 2010. Under the terms of the lease agreement, the Company was responsible for its share of normal operating costs. Rent for the first 12 months was $817 per month which included city tax and a parking fee. The rent for the remaining 24 months was $881 per month including tax and parking. The lease agreement included a $775 security deposit.  A new lease for the facility was executed on March 5, 2010 for a period of two years with the lease ending March 5, 2012.  Rent was increased to $2,500 per month with a security deposit of $7,500.  Under the terms of the lease agreement, the Company is responsible for its share of normal operating costs, including maintenance expenses, property taxes and insurance.

Future minimum lease payments are as follows:

October 2011 through March 2012               $15,000

The Company incurred rent expense on the headquarters facility of $7,500 for the three months ended September 30, 2011 and 2010, respectively. The Company is continuing their lease on a month to month basis after March 2012.

8.  Related Party Transactions

On August 9, 2007, the Company entered into a Capital Base Funding Agreement with its largest single shareholder, Big Eye Capital, Inc. (“Big Eye”) whereby Big Eye would make available to the Company up to one hundred thousand dollars ($100,000) in working capital in exchange for newly issued common stock of the Company. The amount of common stock of the Company to be issued to Big Eye would be based on the greater of the previous day’s closing market prices or $1.00 per share. The agreement has been extended by Big Eye indefinitely and the total available capital was increased to $150,000.

In connection with the Capital Base Funding Agreement, Big Eye Capital, Inc. provided a total of $51,046 of funding to the Company in 2007 resulting in Big Eye Capital, Inc. being issued 51,046 shares of the Company’s common stock.  During the three months ended September 30, 2011, Big Eye Capital provided an additional $54,200 of funding in exchange for stock subscribed at $1.00 per share. As at September 30, 2011 there remains $44,754 of capital available under this agreement.

9.  Subsequent Events

Subsequent to September 30, 2011, the Company has accepted subscriptions for 759,500 shares of common stock, in five separate offerings. These offerings raised $173,500 of cash at per share prices varying from $0.15 per share to $1.00 per share. Of these offerings 31,500 were subscribed by a related party at $1.00 per share.

On April 12, 2012, the Company entered into a joint marketing agreement with a health care provider to acquire customers.  The health care provider will provide a total of $190,000 to fund in the advertising program that the Company will initiate in Arizona.  Net revenues collected from customers the Company signs up for services under the marketing agreement, shall be split with 51% paid to the Company and 49% paid to the health care provider.  Unless terminated in writing 30 days prior to the end of the 36 month term, the Agreement will automatically renew for additional one (1) year terms. The full amount of funds were received subsequent to March 31, 2012 in accordance with the payment terms specified in the agreement.

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

Throughout this report references to “we”, “our”, “us”, “Capital Group Holdings”, “Capital Group”, “CGHC”, “the Company”, and similar terms refer to, Capital Group Holdings, Inc. and our wholly owned subsidiary, One Health Pass, Inc.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, both nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, international gold prices, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

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

U.S. Healthcare Market

On March 23, 2010, President Obama signed into law a major overhaul of the United States health care and health insurance industries. As part of this overhaul, we anticipate that there will be an increased demand for the cost savings inherent in the use of electronic medical records, particularly the benefits to patients by having a personal health record. Also on February 17, 2009, President Obama signed into law the American Reinvestment and Recovery Act of 2009, or the ARRA, representing the largest government-driven investment in electronic healthcare technologies. Within ARRA, the Health Information Technology for Economic and Clinical Health Act, or HITECH, provided more than $19 billion in incentives to healthcare organizations that modernize their medical records systems through the widespread use of health information technology, or HIT. Throughout the process of healthcare reform, the challenge to rein in healthcare expenses will continue to be one of the nation's biggest long-term fiscal challenges, and this creates opportunities for HIT solutions that are shown to create greater efficiencies in care, safety and costs.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We use assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies during the period ended September 30, 2011.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its condensed consolidated results of operation, financial position and/or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

Results of Operations

During the three months ended September 30, 2011, we incurred a net loss of $170,776 compared to net loss of $1,069,179 for the three months ended September 30, 2010. The decrease in our net loss for the three months ended September 30, 2011 over the comparable period of the prior year is primarily due to the decrease in operating activity as a result of a lack of funding and cash resources. The Company decreased payroll and compensation expenses significantly as the former CEO and CFO resigned during the period. This decreased compensation by approximately $225,000.  Additionally, payroll expense decreased during the period as the staff working on developing the information technology and infrastructure were no longer employed as a result of insufficient funding.  Legal, fundraising and general consulting costs declined by approximately $331,000 as a result of the lack of funding, activity and the cash resources that failed to materialize during the period ended September 30, 2011.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock, convertible notes payable and by borrowings.

At September 30, 2011 we had a deficit in working capital (current liabilities in excess of current assets) of $977,884. The working capital deficit at June 30, 2011 was $888,651. The increase in working capital deficit when compared to June 30, 2011 was principally due to the current period net loss which was partially offset by stock subscribed.

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

As of September 30, 2011, the current assets increased by $137 when compared to June 30, 2011 due to an increase in cash.

As of September 30, 2011, the current liabilities increased by $143,570 when compared to June 30, 2011 current liabilities.   The primary reason for the increase is the current period net loss which was partially offset by stock subscribed.

We anticipate that we will likely incur operating losses during the next twelve months. The Company’s lack of operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks include, but are not limited to, an evolving and unpredictable business model, the management of growth and the establishment of revenue generating activities. These factors raise substantial doubt about our ability to continue as a going concern. To address these risks, we must, among other things, develop a customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital, we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our condensed consolidated financial statements for the quarter ended September 30, 2011. Our total accumulated deficit at September 30, 2011 was $10,943,153.  As such, the Company's Independent Registered Public Accounting Firm has expressed a going concern opinion in their most recent audit report, dated July 25, 2012, for the year ended June 30, 2011.

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

We are currently delinquent in filing our SEC quarterly reports.  However, management has opted to make the necessary filings to be become compliant with the Securities and Exchange Commission (SEC) reporting guidelines to assist us in our efforts to raise capital in order to execute on the Company’s business strategy.  Management is attempting to raise capital, secure strategic alliances, and to execute our business strategy, however there is no assurance that these will be attained.

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

Based on that evaluation, our chief accounting and chief executive officers concluded that, as of September 30, 2011, our disclosure controls and procedures were, subject to the limitations noted above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the three months ended September 30, 2011.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is presently not party to any legal proceedings.

Item 1A.  Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed on

July 27, 2012.  There has been no material changes in the Company’s assessment of its risk factors during the quarter ended September 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During August 2011, the Company received $54,200 in cash for stock subscriptions representing 54,200 shares of common stock.

On September 2, 2011, the Company issued 125,000 shares of common stock to satisfy obligations under share subscription agreements for $25,000 in cash included in shares subscribed.

The issuance of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933 and Regulation D as transactions by an issuer not involving any public offering.  The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

The Company intends to use the proceeds from sale of the securities for the purchase of equipment for supplies and payroll for operations, professional fees, and working capital.

There were no underwritten offerings employed in connection with any of the transactions set forth above.

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

CAPITAL GROUP HOLDINGS. INC. FKA OASIS ONLINE TECHNOLOGIES CORP

August 15, 2012	/s/ Erik J. Cooper
By:	Erik J. Cooper
Its:	Chairman President Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CAPITAL GROUP HOLDINGS. INC. FKA OASIS ONLINE TECHNOLOGIES CORP

August 15, 2012	/s/ Erik J. Cooper
By:	Erik J. Cooper
Its:	Chairman President Chief Executive Officer

/s/ Eric Click
By:	Eric Click
Its:	Director Secretary Treasurer Chief Operating Officer Principal Accounting Officer