Form 10-Q
period 2011-12-31
Capital Group Holdings, Inc.
filed 2012-08-16
CIK 703339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

CAPITAL GROUP HOLDINGS, INC.

Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Balance Sheets

	December 31, 2011	June 30, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$776	$339
Other current assets	12,500	22,500
Stock subscription receivable	-	10,000
Total current assets	13,276	32,839

Property and equipment, net of depreciation	10,233	13,785
Note receivable	10,000	-

TOTAL ASSETS	$33,509	$46,624

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$212,702	$207,546
Accounts payable to related party	4,165	4,665
Accrued payroll liabilities	858,005	698,685
Accrued liabilities	8,158	5,658
Convertible notes payable, net of discount for warrants	4,964	4,936
Total current liabilities	1,087,994	921,490

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 100,000,000 shares authorized,
55,678,121 shares issued and outstanding at December 31 and June 30, 2011	556,781	556,781
Additional paid in capital	9,215,730	9,215,730
Common stock subscribed	261,200	125,000
Accumulated deficit	(3,539,288)	(3,539,288)
Accumulated deficit during development stage	(7,548,908)	(7,233,089)

TOTAL STOCKHOLDERS' DEFICIT	(1,054,485)	(874,866)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33,509	$46,624

See accompanying notes to condensed consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Operations
	For the Three Months Ended December 31, 2011	For the Three Months Ended December 31, 2010	For the Six Months Ended December 31, 2011	For the Six Months Ended December 31, 2010	For the period from April 26, 2006 (Date of Commencement of Development Stage)Through December 31, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-

Expenses:
General and administrative	40,139	1,915,618	82,259	2,495,698	4,029,098
Compensation expense	95,932	276,693	216,772	698,881	2,389,777
Due diligence cost on rescinded purchases	-	53,079	-	73,309	402,768
Total operating expenses	136,071	2,245,390	299,031	3,267,888	6,821,643

Loss from operations	(136,071)	(2,245,390)	(299,031)	(3,267,888)	(6,821,643)

Other Income and (Expense)
Realized loss on sale of marketable securities	-	-	-	-	(432,643)
Interest income	-	-	632	-	1,726
Interest expense	(8,972)	(169,105)	(17,420)	(215,786)	(296,348)
Total Other Income (Expense)	(8,972)	(169,105)	(16,788)	(215,786)	(727,265)

NET LOSS	$(145,043)	$(2,414,495)	$(315,819)	$(3,483,674)	$(7,548,908)

Loss per share – basic and diluted	$(0.00)	$(0.07)	$(0.01)	$(0.12)

Weighted average common shares outstanding - basic and diluted	55,678,121	32,945,754	55,678,121	28,372,070

See accompanying notes to condensed consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows

			For the Period from
			April 26, 2006 (Date
			of Commencement of
	For the	For the	Development Stage)
	Six Months Ended	Six Months Ended	Through
	December 31, 2011	December 31, 2010	December 31, 2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(315,819)	$(3,483,674)	$(7,548,908)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,115	2,046	10,354
Services provided in exchange for common shares	-	1,472,000	1,774,000
Stock based compensation	-	180,000	562,500
Loss (Gain) on marketable securities	-	-	432,718
Accrued interest and discount on convertible notes payable	28	218,588	242,814
Changes in operating assets and liabilities:
Accounts payable	5,156	68,124	430,362
Accounts payable - related party	(500)	1,000	(902)
Accrued payroll and other liabilities	161,820	75,418	653,570
Prepaid expenses and other deposits	10,000	(398,113)	(12,500)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(136,200)	(1,864,611)	(3,455,992)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,645)	(21,025)
Proceeds from sale of property and equipment	437	-	437
Payment of note receivable	(10,000)	-	(10,000)
Proceeds from sale of available for sale securities	-	-	309,782
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,563)	(2,645)	279,194

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes payable	-	1,564,941	2,488,465
Issuance of common stock for cash and collection on subscription receivable	10,000	-	422,546
Proceeds for stock subscribed	136,200	287,500	261,200
Additional paid in capital	-	-	5,363
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	146,200	1,852,441	3,177,574

NET CHANGE IN CASH	437	(14,815)	776
CASH BALANCES
Beginning of period	$339	$15,006	$-
End of period	$776	$191	$776

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount for fair value of attached warrants	$-	$121,930	$155,863
Common stock issued for conversion of notes	$-	$2,343,779	$2,580,451

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

For the period from April 26, 2006 (date of commencement of the Development Stage) to December 31, 2011, the Company has not generated revenues from operations.  The Company’s primary activities during this period have been developing its products, developing markets, securing strategic alliances and securing funding. Therefore, the Company is considered to be in the development stage, in accordance with the provisions of ASC 915-10-05, Accounting and Reporting by Development Stage Enterprises.

2.  Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended June 30, 2011 on Form 10-K filed with the Securities and Exchange Commission on July 26, 2012.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These interim financial statements include all adjustments, consisting of normal recurring entries, which in the opinion of management are necessary to present a fair statement of the results for the period. The results of operations for the six month period ended December 31, 2011 are not necessarily indicative of the operating results for the full year.

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

Taxes

At December 31, 2011, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realization of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

The Company has accrued for unremitted payroll taxes, and employee withholdings due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of December 31, 2011 as part of accrued payroll liabilities.

Earnings per Share

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both fiscal years would be anti-dilutive. The following chart lists the securities as of December 31, 2011, that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

Common Shares
Common stock subscribed	657,200
Warrants to purchase common stock	2,562,214
Convertible promissory notes	20,000

3,239,414

Fair Value of Financial Instruments

ASC 820, Fair Value Measurement, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash, stock subscription receivable, accrued liabilities, accounts payable, and approximate their estimated fair values due to their short-term maturities.

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

Notes receivable, convertible notes payable and payroll tax liabilities approximate their estimated fair value based on the rates available to the Company for loans of similar terms and maturities.  Convertible notes payable are carried at an amount that approximates fair value based on their carrying amounts less a note discount for the relative fair value of the attached warrants issued with the notes.  Warrants issued were valued using the Black-Scholes option pricing model, which uses level three inputs (see note 7).  The notes have a maturity of less than one year and are classified as short-term liabilities.

Advertising

The Company expenses advertising costs as incurred.

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

3.  Going Concern and Liquidity

The Company has total accumulated losses as of December 31, 2011 of ($11,088,196), and has had negative cash flows from operating activities during the period from inception through December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As such, the Company’s Registered Public Accounting Firm has expressed a going concern opinion in their most recent audit report, dated July 25, 2012, for the year ended June 30, 2011.

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

The Company had not been compliant with SEC reporting deadlines, but management has opted to make the necessary filings to be become compliant with the Securities and Exchange Commission (SEC) reporting guidelines to assist the Company’s efforts to raise capital in order to execute on the Company’s business strategy.  Management is attempting to raise capital, secure strategic alliances, and to operate our business strategy; however there is no assurance that these will be attained.

4. Note Receivable

During the period ending December 31, 2011 the Company issued a note receivable to a non-related party in the amount of $10,000. The note bears interest at 7% per annum and is due August 1, 2013.

5. Common Stock

Pursuant to the Articles of Incorporation as amended on September 19, 2007, the Company is authorized to issue 100,000,000 common shares, with a par value of $0.01 per share.

During the six months ended December 31, 2011 and 2010 the Company issued nil and 19,471,383 shares, respectively. The Company issued nil and 10,271,383 shares on the conversion of convertible notes payable during the six months ended December 31, 2011 and 2010.  The Company issued nil and 6,000,000 shares for compensation during the six months ended December 31, 2011 and 2010, respectively. The Company issued nil and 3,200,000 shares for services during the six months ended December 31, 2011 and 2010, respectively.

The Company received $136,200 in cash for common stock subscribed during the six months ended December 31, 2011. A total of $54,200 was received from a related party at $1.00 per share in accordance with a Capital Base Funding Agreement. The remaining stock was subscribed at the posted market rate on the funding date.

6.  Common Stock Subscribed

As of December 31, and June 30, 2011 the Company had common stock subscribed in the amounts of $261,200 and $125,000, respectively. These represented subscriptions for 657,200 and 250,000 shares, respectively.

7.  Convertible Notes Payable and Warrants

During the six months ended December 31, 2011 and 2010, the Company issued nil and $1,567,964 convertible notes payable and nil and 1,567,964 attached warrants to third party investors in exchange for nil and $1,564,941 in cash and nil and $2,534 in subscription receivable, respectively. The notes have a one year maturity and bear interest at a rate of 12% per annum. The notes are convertible into common shares at a conversion price of $0.25 per share. As of December 31, 2011 all but $5,000 of the notes were converted to common stock.

Convertible notes payable consisted of the following:

	December 31, 2011	June 30, 2011

Unsecured convertible notes payable with a 12% interest	$ 5,000	$ 5,000
rate and convertible at $0.25 per common share

Note Discount	(36)	(64)
	$ 4,964	$ 4,936

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

The following table summarizes information about the warrants as of December 31, 2011 and June 30, 2011:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of June 30, 2011	2,562,214	$ 0.25	2.25 Years	$ -
Granted	-	$ -
Expired	-	$ -
Exercised	-	$ -
Outstanding as of December 31, 2011	2,562,214	$ 0.25	1.75 Years	$ 128,111
Exercisable as of December 31, 2011	2,562,214	$ 0.25	1.75 Years	$ 128,111

The year-end intrinsic values are based on a December 31, 2011 closing price of $0.30 per share.

8. Leases

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

Future minimum lease payments are as follows:

January 2012 through March 2012             $7,500

The Company incurred rent expense on the headquarters facility of $7,500 and $15,000 for the three and six months ended December 31, 2011 and 2010, respectively.

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

In connection with the Capital Base Funding Agreement, Big Eye Capital, Inc. provided a total of $51,046 of funding to the Company in 2007 resulting in Big Eye Capital, Inc. being issued 51,046 shares of the Company’s common stock.  During the six months ended December 31, 2011, Big Eye Capital provided an additional $54,200 of funding in exchange for stock subscribed at $1.00 per share. As at December 31, 2011 there remains $44,754 of capital available under this agreement.

10.  Subsequent Events

Subsequent to December 31, 2011, the Company has accepted subscriptions for 531,500 shares of common stock, in four separate offerings. These offerings raised $116,500 of cash at per share prices varying from $0.15 per share to $1.00 per share. Of these offerings 31,500 were subscribed by a related party, Big Eye Capital, Inc. at $1.00 per share.

On April 12, 2012, the Company entered into a joint marketing agreement with a health care provider to acquire customers.  The health care provider will provide a total of $190,000 to fund the advertising program that the Company will initiate in Arizona.  Net revenues collected from customers the Company signs up for services under the marketing agreement, shall be split with 51% paid to the Company and 49% paid to the health care provider.  Unless terminated in writing 30 days prior to the end of the 36 month term, the Agreement will automatically renew for additional one (1) year terms. The full amount of funds was received subsequent to March 31, 2012 in accordance with the payment terms specified in the agreement.

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

U.S. Healthcare Market

On March 23, 2010, President Obama signed into law a major overhaul of the United States health care and health insurance industries. As part of this overhaul, we anticipate that there will be an increased demand for the cost savings inherent in the use of electronic medical records, particularly the benefits to patients by having a personal health record. Also on February 17, 2009, President Obama signed into law the American Reinvestment and Recovery Act of 2009, or the ARRA, representing the largest government-driven investment in electronic healthcare technologies. Within ARRA, the Health Information Technology for Economic and Clinical Health Act, or HITECH, provided more than $19 billion in incentives to healthcare organizations that modernize their medical records systems through the widespread use of health information technology, or HIT. Throughout the process of healthcare reform, the challenge to rein in healthcare expenses will continue to be one of the nation's biggest long-term fiscal challenges and this creates opportunities for HIT solutions that are shown to create greater efficiencies in care, safety and costs.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We use assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies during the period ended December 31, 2011.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its condensed consolidated financial statements.

Results of Operations

During the three and six months ended December 31, 2011, we incurred a net loss of $145,043 and $315,819, respectively, compared to net loss of $2,414,495 and $3,483,674 for the three and six months ended December 31, 2010, respectively. The decrease in our net loss for the three and six months ended December 31, 2011 over the comparable period of the prior year is primarily due to the decrease in operations as a result of a lack of funding and cash resources.  The Company decreased payroll and compensation expenses significantly as the former CEO and CFO resigned just prior to the three months ended December 31, 2011. This decreased compensation by approximately $307,000 for executives during the six months ended December 31, 2011 compared to the same six months ended December 31, 2010.  Additionally, payroll expense decreased by approximately $145,000 during the six months ended December 31, 2011 compared to the same period in 2010 as the staff working on developing the information technology and infrastructure were no longer employed as a result of insufficient funding.  Legal, fundraising and general consulting costs declined by approximately $614,000 as a result of the lack of funding, activity and the cash resources that failed to materialize during the six months ended December 31, 2011 compared to the same period in 2010.  During the three months ended December 31, 2010 the Company recognized $1,472,000 in investor relation fees related to the issuance of 3,200,000 shares.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock, convertible notes payable and by borrowings.

Operating expenses for the Company have been paid from the issuance of stock and convertible notes payable of the Company. At December 31, 2011 we had a deficit in working capital (current liabilities in excess of current assets) of $1,074,718. The working capital deficit at June 30, 2011 was $888,651. The increase in working capital deficit when compared to June 30, 2011 was principally due to the current period net loss which was partially offset by stock subscribed.

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

As of December 31, 2011, the current assets decreased by $9,563 when compared to June 30, 2011 due to the collection of a stock subscription receivable and the proceeds were used to pay for services rendered.  Additionally, a note receivable was reclassified as long-term in accordance with the terms of the note.

As of December 31, 2011, the current liabilities increased by $166,504 when compared to June 30, 2011 current liabilities.   The primary reason for the increase our accrued payroll liabilities.

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

Going Concern

The Company has total accumulated losses as of December 31, 2011 of ($11,088,196), and has had negative cash flows from operating activities during the period from inception through December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As such, the Company’s Independent Registered Public Accounting Firm has expressed a going concern opinion in their most recent audit report, dated July 25, 2012, for the year ended June 30, 2011.

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

Based on that evaluation, our chief accounting and chief executive officers concluded that, as of December 31, 2011, our disclosure controls and procedures were, subject to the limitations noted

above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the three months ended December 31, 2011.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is presently not party to any legal proceedings.

Item 1A.  Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed on July 27, 2012.  There has been no material changes in the Company’s assessment of its risk factors during the quarter ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 22, 2011, the Company issued 20,000 shares of common stock to satisfy obligations under share subscription agreements for $5,000 in cash included in shares subscribed.

On November 25, 2011, the Company issued 60,000 shares of common stock to satisfy obligations under share subscription agreements for $15,000 in cash included in shares subscribed.

On December 5, 2011, the Company issued 80,000 shares of common stock to satisfy obligations under share subscription agreements for $20,000 in cash included in shares subscribed.

On December 15, 2011, the Company issued 68,000 shares of common stock to satisfy obligations under share subscription agreements for $17,000 in cash included in shares subscribed.

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