Form 10-Q
period 2012-03-31
Capital Group Holdings, Inc.
filed 2012-08-16
CIK 703339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

CAPITAL GROUP HOLDINGS, INC.

Index to Report

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets – March 31, 2012 (unaudited) and June 30, 2011	3
	Condensed Consolidated Statements of Operations (unaudited) – Three and Nine Months Ended March 31, 2012 and 2011 and for the period of commencement through March 31, 2012	4
	Condensed Consolidated Statements of Cash Flows (unaudited) - Three and Nine Months Ended March 31, 2012 and 2011 and for the period of commencement through March 31, 2012	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5	Other Information	21
Item 6.	Exhibits	22

Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Balance Sheets

	March 31, 2012	June 30, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$217	$339
Other current assets	2,500	22,500
Stock subscription receivable	10,000	10,000
Total current assets	12,717	32,839

Property and equipment, net of depreciation	9,038	13,785
Note receivable	10,000	-

TOTAL ASSETS	$31,755	$46,624

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Cash overdraft	$3,498	$-
Accounts payable	213,349	207,546
Accounts payable to related party	4,165	4,665
Accrued payroll liabilities	901,298	698,685
Accrued liabilities	11,658	5,658
Convertible notes payable, net of discount for warrants	4,964	4,936
Total current liabilities	1,138,932	921,490

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 100,000,000 shares authorized,
56,131,121 and 55,678,121 shares issued and outstanding as
of March 31, 2012 and June 30, 2011, respectively	561,311	556,781
Additional paid in capital	9,383,200	9,215,730
Common stock subscribed	185,700	125,000
Accumulated deficit	(3,539,288)	(3,539,288)
Accumulated deficit during development stage	(7,698,100)	(7,233,089)

TOTAL STOCKHOLDERS' DEFICIT	(1,107,177)	(874,866)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$31,755	$46,624

See accompanying notes to condensed consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Operations
	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	For the Nine Months Ended March 31, 2012	For the Nine Months Ended March 31, 2011	For the period from April 26, 2006 (Date of Commencement of Development Stage) Through March 31, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-

Expenses:
General and administrative	15,277	189,436	137,589	2,719,896	4,084,428
Compensation expense	130,672	633,796	307,391	1,297,916	2,480,396
Due diligence cost on rescinded purchases	-	71,191	-	144,499	402,768
Total operating expenses	145,949	894,423	444,980	4,162,311	6,967,592

Loss from operations	(145,949)	(894,423)	(444,980)	(4,162,311)	(6,967,592)

Other Income and (Expense)
Realized loss on sale of marketable securities	-	-	-	-	(432,718)
Interest income	-	-	632	-	1,801
Interest expense	(3,243)	(10,383)	(20,663)	(226,168)	(299,591)
Total Other Income (Expense)	(3,243)	(10,383)	(20,031)	(226,168)	(730,508)

NET LOSS	$(149,192)	$(904,806)	$(465,011)	$(4,388,479)	$(7,698,100)

Loss per share – basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.12)

Weighted average common shares outstanding - basic and diluted	55,947,791	52,216,560	55,767,683	36,320,233

See accompanying notes to condensed consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
	For the Nine Months Ended March 31, 2012	For the Nine Months Ended March 31, 2011	For the period from April 26, 2006 (Date of Commencement of Development Stage) Through March 31, 2012
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(465,011)	$(4,388,479)	$(7,698,100)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,310	3,047	11,549
Services provided in exchange for common shares	-	1,711,500	1,774,000
Stock based compensation	-	380,000	562,500
Loss (Gain) on marketable securities	-	-	432,718
Accrued interest and discount on convertible notes payable	28	222,246	242,814
Changes in operating assets and liabilities:
Accounts payable	5,803	65,607	431,009
Accounts payable - related party	(500)	1,000	(902)
Accrued payroll and other liabilities	208,613	138,963	700,363
Prepaid expenses and other deposits	20,000	(24,057)	(2,500)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(226,757)	(1,890,173)	(3,546,549)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,645)	(21,025)
Disposal of property and equipment	437	-	437
Payment of note receivable	(10,000)	-	(10,000)
Proceeds from sale of available for sale securities	-	-	309,782
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,563)	(2,645)	279,194
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	3,498	--	3,498
Issuance of convertible notes payable	-	1,624,942	2,488,465
Issuance of common stock for cash and collection on subscriptions receivable	90,000	131,250	502,546
Proceeds for stock subscribed	142,700	181,250	267,700
Additional paid in capital	-	-	5,363
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	236,198	1,937,442	3,267,572
NET CHANGE IN CASH	(122)	44,624	217
CASH BALANCES
Beginning of period	$339	$15,006	$-
End of period	$217	$59,630	$217
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount for fair value of attached warrants	$-	$138,756	$155,863
Common stock issued for conversion of notes and interest	$-	$2,515,223	$2,580,451
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

For the period from April 26, 2006 (date of commencement of the Development Stage) to March 31, 2012, the Company has not generated revenues from operations.  The Company’s primary activities during this period have been developing its products, developing markets, securing strategic alliances and securing funding. Therefore, the Company is considered to be in the development stage, in accordance with the provisions of ASC 915-10-05, Accounting and Reporting by Development Stage Enterprises.

2.  Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended June 30, 2011 on Form 10-K filed with the Securities and Exchange Commission on July 26, 2012.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management are necessary to present a fair statement of the results for the period. The results of operations for the nine month period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

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

Taxes

At March 31, 2012, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realization of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

The Company has accrued for unremitted payroll taxes, and employee withholdings due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of March 31, 2012 as part of accrued payroll liabilities.

Earnings per Share

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both fiscal years would be anti-dilutive. The following chart lists the securities as of March 31, 2012, that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

Common Shares
Common stock subscribed	571,182
Warrants to purchase common stock	2,562,214
Convertible promissory notes	20,000

3,153,396

Fair Value of Financial Instruments

ASC 820, Fair Value Measurement, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash, stock subscription receivable, accrued liabilities, accounts payable approximate their estimated fair values due to their short-term maturities.

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

Notes receivable, convertible notes payable and payroll tax liabilities approximate their estimated fair value based on the borrowing rates available to the Company for loans of similar terms and maturities. Convertible notes payable are carried at an amount that approximates fair value based on their carrying amounts less a note discount for the relative fair value of the attached warrants issued with the notes.  Warrants issued were valued using the Black-Scholes option pricing model, which uses level three inputs (see note 7).  The notes have a maturity of less than one year and are classified as short-term liabilities.

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

3.  Going Concern and Liquidity

The Company has total accumulated losses as of March 31, 2012 of ($11,237,388), and has had negative cash flows from operating activities during the period from inception through March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  As such, the Company’s Independent Registered Public Accounting Firm has expressed a going concern opinion in their most recent audit report, dated July 25, 2012, for the year ended June 30, 2011.

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

The Company had not been compliant with SEC reporting deadlines, but management has opted to make the necessary filings to be become compliant with the Securities and Exchange Commission (SEC) reporting guidelines to assist the Company’s effort to raise capital in order to execute on the Company’s business strategy.  Management is attempting to raise capital, secure strategic alliances, and to operate our business strategy, however there is no assurance that these will be attained.

4. Note Receivable

During the period ending March 31, 2012 the Company issued a note receivable to a non-related party in the amount of $10,000. The note bears interest at 7% per annum and is due August 1, 2013.

5. Common Stock

Pursuant to the Articles of Incorporation as amended on September 19, 2007, the Company is authorized to issue 100,000,000 common shares, with a par value of $0.01 per share.

During the nine months ended March 31, 2012 and 2011, the Company issued 385,000 and 35,443,458 shares, respectively.  The Company issued nil and 10,505,958 shares on the conversion of convertible notes payable during the nine months ended March 31, 2012 and 2011, respectively. The Company issued nil and 24,650,000 for compensation during the nine months ended March 31, 2012 and 2011, respectively. The Company issued 100,000 and 50,000 for cash and 285,000 and 237,500 for a subscription receivable during the nine months ended March 31, 2012 and 2011, respectively.

The company received $207,700 in cash for common stock subscribed during the nine months ended March 31, 2012. A total of $85,700 was received from a related party at $1.00 per share in accordance with a Capital Base Funding Agreement. The remaining stock was subscribed at the posted market rate on the funding date.

6.  Common Stock Subscribed

As of March 31, 2012 and June 30, 2011 the Company had common stock subscribedin the amounts of $185,700 and $125,000, respectively. These represented subscriptions for 317,367 and 250,000 shares, respectively.

7.  Convertible Notes Payable and Warrants

During the nine months ended March 31, 2012 and 2011, the Company issued nil and $1,627,964 convertible notes payable and nil and 1,627,964 attached warrants to third party investors in exchange for nil and $1,624,942 in cash and nil and $2,534 in stock subscriptions receivable, respectively. The notes have a one year maturity and bear interest at a rate of 12% per annum. The notes are convertible into common shares at a conversion price of $0.25 per share. As at March 31, 2012 all but $5,000 of the notes were converted to common stock.

Convertible notes payable consisted of the following:

	March 31, 2012	June 30, 2011

Unsecured convertible notes payable with a 12% interest	$ 5,000	$ 5,000
rate and convertible at $0.25 per common share

Note Discount	(36)	(64)
	$ 4,964	$ 4,936

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

The following table summarizes information about the warrants as of March 31, 2012 and June 30, 2011:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of June 30, 2011	2,562,214	$ 0.25	2.25 Years	$ -
Granted	-	$ -
Expired	-	$ -
Exercised	-	$ -
Outstanding as of March 31, 2011	2,562,214	$ 0.25	1.50 Years	$ 358,710
Exercisable as of March 31, 2011	2,562,214	$ 0.25	1.50 Years	$ 358,710

The year-end intrinsic values are based on a March 31, 2012 closing price of $0.39 per share.

8. Leases

At December 21, 2007, the Company signed a new operating lease for its headquarters facility that expired March 31, 2011. Under the terms of the lease agreement, the Company was responsible for its share of normal operating costs. Rent for the first 12 months was $817 per month which included city tax and a parking fee. The rent for the remaining 24 months was $881 per month including tax and parking. The lease agreement included a $775 security deposit.  A new lease for the facility was executed on March 5, 2010 for a period of two years with the lease ending March 5, 2012.  Rent was increased to $2,500 per month with a security deposit of $7,500.  Under the terms of the lease agreement, the Company is responsible for its share of normal operating costs, including maintenance expenses, property taxes and insurance.

The lease for the headquarters facility is continuing on a month to month basis.

The Company incurred rent expense on the headquarters facility of $7,500 and $22,500 for the three and nine months ended March 31, 2012 and 2011, respectively.

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

In connection with the Capital Base Funding Agreement, Big Eye Capital, Inc. provided a total of $51,046 of funding to the Company in 2007 resulting in Big Eye Capital, Inc. being issued 51,046 shares of the Company’s common stock.  During the nine months ended March 31, 2012, Big Eye Capital provided an additional $85,700 of funding in exchange for stock subscribed at $1.00 per share. As at March 31, 2012 there remains $13,254 of capital available under this agreement.

10.  Subsequent Events

Subsequent to March 31, 2012, the Company has accepted subscriptions for 133,333 shares of common stock at $0.15 per share.

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

U.S. Healthcare Market

On March 23, 2010, President Obama signed into law a major overhaul of the United States health care and health insurance industries. As part of this overhaul, we anticipate that there will be an increased demand for the cost savings inherent in the use of electronic medical records, particularly the benefits to patients by having a personal health record. Also on February 17, 2009, President Obama signed into law the American Reinvestment and Recovery Act of 2009, or the ARRA, representing the largest government-driven investment in electronic healthcare technologies. Within ARRA, the Health Information Technology for Economic and Clinical Health Act, or HITECH, provided more than $19 billion in incentives to healthcare organizations that modernize their medical records systems through the widespread use of health information technology, or HIT. Throughout the process of healthcare reform, the challenge to rein in healthcare expenses will continue to be one of the nation's biggest long-term fiscal challenge and this creates opportunities for HIT solutions that are shown to create greater efficiencies in care, safety and costs.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We use assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies during the period ended March 31, 2012.

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

Results of Operations

During the three and nine months ended March 31, 2012, we incurred a net loss of $149,192 and $465,011,  respectively, compared to net loss of $904,806 and $4,388,479 for the three and nine months ended March 31, 2011, respectively. The decrease in our net loss for the three and nine months ended March 31, 2012 over the comparable period of the prior year is primarily due to the decrease in operations as a result of a lack of funding and cash resources.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock, convertible notes payable and by borrowings.

Operating expenses for the Company have been paid from the issuance of stock and convertible notes payable of the Company. At March 31, 2012 we had a deficit in working capital (current liabilities in excess of current assets) of $1,126,215. The working capital deficit at June 30, 2011 was $888,651. The increase in working capital deficit when compared to June 30, 2011 was principally due to the current period net loss which was partially offset by stock subscribed.

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

As of March 31, 2012, the current assets decreased by $20,122 when compared to June 30, 2011 due to the collection of a stock subscription receivable and the proceeds were used to pay for services rendered.

As of March 31, 2012, the current liabilities increased by $217,442 when compared to June 30, 2011 current liabilities. The primary reason for the increase is our accrued payroll liabilities.

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

Going Concern

The Company has total accumulated losses as of March 31, 2012 of ($11,237,388), and has had negative cash flows from operating activities during the period from inception through March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  As such, the Company’s Independent Registered Public Accounting Firm has expressed a going concern opinion in their most recent audit report, dated July 25, 2012, for the year ended June 30, 2011.

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business.  If we are unable to obtain additional financing we may cease operations and not be able to execute our operating plans. Accordingly, the condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Based on that evaluation, our chief accounting and chief executive officers concluded that, as of March 31, 2012, our disclosure controls and procedures were, subject to the limitations noted above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2012.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is presently not party to any legal proceedings.

Item 1A.  Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed on July 27, 2012.  There has been no material changes in the Company’s assessment of its risk factors during the quarter ended March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During January 2012, the Company received $31,500 in cash for stock subscriptions representing 31,500 shares of common stock.

On January 17, 2012, the Company issued 100,000 shares of common stock to satisfy obligations under share subscription agreements for $25,000 in cash included in shares subscribed.

On February 29, 2012, the Company issued 266,667 shares of common stock to satisfy obligations under share subscription agreements for $40,000 in cash included in shares subscribed.

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