Form 10-K
period 2012-06-30
Capital Group Holdings, Inc.
filed 2012-10-15
CIK 703339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-17064

CAPITAL GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1430130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16624 North 90th Street Suite 200 Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:    (480) 998-2100

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

The aggregate market value of the voting and nonvoting common equity (based upon the closing price on the OTC Bulletin Board on December 31, 2011) held by non-affiliates was approximately $16.7 million.

The number of shares of common stock ($0.01 par value) outstanding as of September 30, 2012 was 62,651,121.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CAPITAL GROUP HOLDINGS, INC.

FOR THE FISCAL YEAR ENDED

JUNE 30, 2012

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

PART I

ITEM 1.  BUSINESS

Capital Group Holdings, Inc. is an acquirer and operator of fundamentally-sound companies that are market accepted, scalable and demonstrate a quantifiable value proposition. Our focus is Health and Wellness organizations that have a strong market presence, brand awareness and talented and dedicated management teams with the potential to achieve exceptional performance over time. Capital Group Holdings lends its operational support, management approach and financial resources to these companies to achieve improvements in both bottom-line growth and positioning in the marketplace. Capital Group Holdings currently operates two wholly owned subsidiaries; OneHealthPass, Inc and OneHealth Urgent Care, Inc. (incorporated August 2012) www.CapitalGroupHoldings.com

OneHealthPass™ (OHP)

Is a wholly owned subsidiary of Capital Group Holdings, Inc.  OneHealthPass™ is bringing to market a suite of patient-centric telehealth services.  OHP contracts with physician networks to provide 24/7 telephone consultations to board-certified physicians.  OHP is designed to become an industry standard telehealth platform for the management and administration of patient-centric telemedicine programs. The OHP platform is developed as a central hub so members can access OHP and 3rd party medical services and products that can be managed from virtually anywhere utilizing the telephone, wireless networks and the Internet.  OHP is currently researching additional strategic marketing agreements and acquisition candidates. www.OneHealthPass.com

Business Developments

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

OneHealthPass, with its dynamic PHR, enable consumers to store their important medical records and data in one central and secure place where they can manage those records and control how they are accessed and shared. While every healthcare consumer in the U.S., as well as other countries that are focused on health information technology, are potential users of our OneHealthPass Platform, we believe that the product has most appeal to these particular market niches:

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

OneHealth Urgent Care, Inc. (OneHealth)

OneHealth is a wholly owned subsidiary of Capital Group Holdings, Inc. OneHealth (incorporated August 2012) provides medical care through its wholly owned subsidiary Alliance Urgent Care LLC (acquired on September 3rd, 2012), which is a progressive urgent care organization based in Arizona. Using state of the art technology, a virtually paperless environment and electronic health records (CCHIT certified) coupled with caring Doctors, board certified providers and staff, Alliance is able to consistently beat the national average for patient wait times. Alliance maintained a nearly 100% patient satisfaction rating throughout 2011.  For patient convenience we provide on-site lab testing and x-ray imaging.  Alliance accepts credit cards (Visa, MasterCard and Discover) as well as all major insurance providers including; Aetna, Blue Cross/Blue Shield, Cigna, Medicare and Medicaid, United Healthcare, TriCare, Banner Health Plan, Arizona Foundation, HealthNet, and many others.  Alliance, though internally funded, has grown from 1 clinic in 2007 to 6 presently and plans to open additional clinics in the next 12 months.  All of the clinics are conveniently located in the Phoenix, Arizona Metropolitan Area. Alliance plans to bring its unique brand of speedy, caring, patient friendly clinics to other states in the near future. www.AllianceUrgentCare.com

Company History & Historic Events

The Company was incorporated under the laws of the state of Minnesota in 1980. The Company was formed for the purpose of developing and marketing medical products.  In connection with its corporate purposes, the Company made a registered public offering of its common stock, which became effective October 25, 1982, and closed on December 12, 1982. The offering was made pursuant to a registration statement under the Securities Act of 1933 filed with the Securities and Exchange Commission (the “SEC”) on Form S-18.

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

Continued execution on operating plan subsequent to December 31, 2007

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

On September 3rd, 2012 the Company acquired Alliance Urgent Care, Inc, with its 6 clinic locations and took over the operations of Alliance Urgent Care which treated 66,000 patients in 2011.

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

Risks Related to Our Business

We are a development stage company with limited operating history, no revenue and have to rely on our ability to raise capital to fund operations and there can be no assurance we will ever reach profitability or be able to continue to raise capital to fund operations.

Capital Group commenced limited operations in September of 2007, therefore, we have limited operating history on which to make an investment decision. Accordingly, the Company has a limited operating history and the business strategy may not be successful. Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through June 30, 2012, the Company’s business has not shown a profit in operations and has generated no revenues.  There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

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

Our accompanying financial statements have been prepared assuming that we will continue as a “going concern.” As discussed in Note 1 to the Company’s June 30, 2012 consolidated financial statements, we have no revenues, the Company is in its development stage, has minimal business operations, has recurring losses and has negative working capital and a stockholders’ deficit. These issues raise substantial doubt about our ability to continue as a “going concern.” Our ability to stay in business will, in part, depend on our ability to raise additional funding.  Management is attempting to raise capital, secure strategic alliances, and to operate the business strategy however, there is no assurance that these funds will be obtained.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Acquisitions, mergers and joint ventures entered into by us may have an adverse affect on our business. We expect to engage in acquisitions, mergers or joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, or that we experience difficulty in the integration of new assets, employees, business systems, and technology, or diversion of management's attention from our other businesses. These events may materially and adversely affect our business, results of operations and financial condition (See acquisition subsequent event in Note 11 to the financial statements).

The current and future state of the economy may materially and adversely affect our business, results of operations and financial condition.

Our business may be adversely affected by changes in domestic economic conditions, including inflation or deflation, changes in consumer preferences, changes in consumer spending rates, personal bankruptcy and the ability to collect our customer accounts. Changes in economic conditions may adversely affect the demand for our products and make it more difficult to collect customer accounts, thereby negatively affecting our business, operating results and financial condition. The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions could, among other things, impair the financial condition of some of our future customers and suppliers, thereby increasing future customer bad debts or non-performance by suppliers.   If we experience bad debts or slow paying from future customers in significant quantities, our cash flow will be limited and our ability to pay our own obligations will be questionable.  As a small business these issues will affect us more than our larger competitors putting financial strain on our business and threatening our survival particularly since we have limited capital to rely on to overcome cash flow issues of slow paying customers.  If our future customers are unable to pay or pay slowly it may materially and adversely affect our business, results of operations and financial condition.

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

On September 3, 2012, the Company effectuated the closing of the Asset Purchase Agreement (See Note 11 - Subsequent Events).  The Company is obligated to issue additional shares not to exceed an approximate total valuation of $15,000,000 if certain stock price guarantees are not met over the first three years following the Closing.  This future issuance of common stock may result in dilution in the percentage of our common stock held by our existing stockholders.

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

ITEM 2.  PROPERTIES

We currently maintain offices at 16624 North 90th Street, Suite 200, Scottsdale, Arizona, 85260.  The rent during the first six months is abated, rent is $4,811 per month for months 7-24, for months 25-36 rent is $4,956, for months 37-48 rent is $5,103, for months 49-66 rent is $5,256, with a security deposit of $15,000.  Under the terms of the lease agreement, the Company was responsible for its share of normal operating costs, including maintenance expenses, property taxes and insurance.  We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

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

Quarter Ending	High Bid	Low Bid

September 30, 2010	$0.30	$0.01

December 31, 2010	$1.01	$0.10

March 31, 2011	$0.60	$0.20

June 30, 2011	$0.65	$0.33

September 30, 2011	$0.60	$0.14

December 31, 2011	$0.50	$0.05

March 31, 2012	$0.42	$0.06

June 30, 2012	$0.40	$0.05

Holders of Common Stock

As of September 30, 2012, the closing price for the Company’s common stock on the OTC Bulletin Board was $0.08 per share.  We had 1509 stockholders of record of the 62,651,121 shares outstanding.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. References in the following discussion and throughout this annual report to “we”, “our”, “us”, “Capital Group Holdings”, “Capital Group”, “CGHC”, “the Company”, and similar terms refer to, Capital Group Holdings, Inc. and subsidiary unless otherwise expressly stated or the context otherwise requires. This discussion contains forward-looking statements that involve risks and uncertainties. Capital Group Holdings Inc’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this filing.

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

On September 3, 2012, the Company effectuated the closing of the Asset Purchase Agreement (See Note 11 - Subsequent Events).  OneHealth Urgent Care, Inc. (OneHealth) is a wholly owned subsidiary of Capital Group Holdings, Inc.  OneHealth (incorporated August 2012) provides medical care through its wholly owned subsidiary, Alliance Urgent Care LLC., which is a progressive urgent care organization in Arizona.

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

Results of Operations

YEAR ENDED JUNE 30, 2012 COMPARED TO THE YEAR ENDED JUNE 30, 2011

During the year ended June 30, 2012, we incurred a net loss of $685,024 compared to net loss of $4,657,246 for the year ended June 30, 2011. The decrease in our net loss for the year ended June 30, 2012 over the comparable period of the prior year is primarily due to approximately $2,022,000 of investor relation and introduction fees associated with the raising of capital in 2011.  In 2012 the compensation costs decreased by $914,238 from fiscal 2011, as the Company employed additional corporate officers and employees to develop and deploy platform technology in 2011.  The costs associated with rescinded purchases decreased by $132,799 in the year ended June 30, 2012 compared to 2011 as there were no transactions or due diligence on contemplated transactions in 2012.  Legal and consulting fees declined by $204,606 as there were no transactions and less fundraising activity in 2012.  Software development and temporary staffing costs decreased by approximately $240,000 in 2012 as the Company did not have the capital funding to continue the development and deployment of the platform technology in 2012.  Interest expense decreased by $227,730 due to the conversion of notes payable in 2011 and the Company did not issue convertible notes payable in 2012.  The remaining approximately $230,900 decrease in net loss in 2012 was due to a decrease in travel expenses, rent, and office and utility expenses.  For the year ending June 30, 2012 business and development activities were scaled back from the same period in 2011 due to the lack of capital and funding resources.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings.

Operating expenses for the Company have been paid by the issuance of stock and stock subscriptions. At June 30, 2012 the Company had a deficit in working capital (current liabilities in excess of current assets) of approximately $1,100,000.  The working capital deficit at June 30, 2011 was approximately $889,000. The increase in working capital deficit when compared to June 30, 2011 was principally due to an increase in accounts payable and payroll liabilities.  The payroll liabilities are related to unpaid salaries due to both corporate offices at the Company.

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

At June 30, 2012, the current assets decreased by approximately $6,800 when compared to June 30, 2011 due to the amortization of prepaid expenses partially offset by an increase in cash.

During the twelve months ended June 30, 2012, the current liabilities increased by approximately $210,000 when compared to June 30, 2011 current liabilities.   The primary reason for the increase was the increase in accrued payroll liabilities and accounts payable.  The payroll liabilities are related to unpaid salaries due to both corporate officers at the Company.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital, the Company’s independent registered public accounting firm has included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the year ended June 30, 2012. Our total accumulated deficit at June 30, 2012 was $11,430,401.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.  We believe there have been no significant changes in accounting policies during the year ended June 30, 2012.  We believe the following represent our most critical accounting policies.

Valuation of Deferred Tax Assets

The Company regularly evaluates its ability to recover the reported amount of deferred income tax assets considering several factors, including an estimate of the likelihood that the Company will generate sufficient taxable income in future years in which temporary differences reverse and net operating loss carry forwards may be used. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of June 30, 2012 and 2011.

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

Fair Value of Equity Instruments

The Company measures a debt discount based on estimated fair values of all warrants issued with convertible notes payable.  The discount is calculated by using level 3 fair value measurement as discussed in note 5 of the financial statements and is amortized over the life of the warrants.  The discount, when amortized, is recognized in the financial statements as interest expense.

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

For purposes of determining the fair values of warrants using the Black-Scholes option pricing model, the Company used the following assumptions in the year ended June 30, 2011, there were no warrants issued in 2012:

Year ending June 30,
2011
Expected volatility	239.79%
Risk-free interest rate	0.83%
Warrant life	3
Expected dividends	0%

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

Semple, Marchal & Cooper, LLP [Letterhead]

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Capital Group Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Capital Group Holdings, Inc. (a development stage company) as of June 30, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and for the period from April 26, 2006 (date of inception of the development stage) through June 30, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the 2012 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Group Holdings, Inc. at June 30, 2012 and 2011, and the results of their operations, changes in stockholders’ deficit, and its cash flows for the years then ended and for the period from April 26, 2006 (date of inception of the development stage) through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

 /s/Semple, Marchal & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona

October 15, 2012

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets
June 30, 2012 and 2011

	June 30, 2012	June 30, 2011

ASSETS

Current assets:
Cash and cash equivalents	$8,452	$339
Other current assets	7,500	22,500
Stock subscription receivable	-	10,000
Total current assets	15,952	32,839

Property and equipment, net of depreciation Note receivable	7,842 10,000	13,785 -

TOTAL ASSETS	$33,794	$46,624

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$181,004	$207,546
Accounts payable to related party	4,165	4,665
Accrued payroll liabilities	939,213	698,685
Accrued liabilities	4,658	5,658
Convertible notes payable, net of discount for warrants	4,944	4,936
Total current liabilities	1,133,984	921,490

Long-term liabilities:
Marketing advance	190,000	-

TOTAL LIABILITIES	1,323,984	921,490

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 100,000,000 shares authorized,
56,131,121 and 55,678,121 shares issued and outstanding as
of June 30, 2012 and 2011, respectively	561,311	556,781
Additional paid in capital	9,318,200	9,215,730
Common stock subscribed	260,700	125,000
Accumulated deficit	(3,539,288)	(3,539,288)
Accumulated deficit during development stage	(7,891,113)	(7,233,089)

TOTAL STOCKHOLDERS' DEFICIT	(1,290,190)	(874,866)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33,794	$46,624

See accompanying notes to consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations

			For the Period from
			April 26, 2006 (Date
			of Commencement of
	For the	For the	Development Stage)
	Year Ended	Year Ended	Through
	June 30, 2012	June 30, 2011	June 30, 2012

Revenues:
Sales	$-	$-	$-
Total revenues	-	-	-

Expenses:
General and administrative	232,942	2,955,454	4,179,781
Compensation expense	401,746	1,315,984	2,574,751
Due diligence cost on rescinded purchases	-	132,799	402,768
Total operating expenses	634,688	4,404,237	7,157,300

Loss from operations	(634,688)	(4,404,237)	(7,157,300)

Other Income and Expense
Realized loss on sale of marketable securities	-	-	(432,643)
Interest income	1,150	-	2,199
Interest expense	(24,441)	(253,009)	(303,369)
Total Other Income (Expense)	(23,336)	(253,009)	(733,813)

NET LOSS	$(658,024)	$(4,657,246)	$(7,891,113)

Loss per share – basic and diluted	$(0.01)	$(0.11)

Weighted average common shares outstanding - basic and diluted	55,854,009	41,105,557

See accompanying notes to consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders' Deficit

							Accumulated
				Additional	Services		Deficit
				Paid In Capital	Prepaid with		During	Total
	Common Stock		Additional	Common Shares	Common	Accumulated	Development	Stockholders'
	Shares	Amount	Paid In Capital	To Be Issued	Stock	Deficit	Stage	Deficit

Balance at April 26, 2006 (Commencement of Development Stage)	2,430,162	$24,302	$3,514,986	$-	$-	$(3,539,288)	$-	$-

Net loss for the period April 26, 2006 through June 30, 2006	-	-	-	-	-	-	-	-
Balance at June 30, 2006	2,430,162	$24,302	$3,514,986	$-	$-	$(3,539,288)	$-	$-

Issuance of common stock for cash at $0.0025 per share on December 4, 2006	10,000,000	100,000	(80,000)	-	-	-	-	20,000

Net loss for the year ended June 30, 2007	-	-	-	-	-	-	(24,166)	(24,166)
Balance at June 30, 2007	12,430,162	$124,302	$3,434,986	$-	-	$(3,539,288)	$(24,166)	$(4,166)

Issuance of common stock for cash at $1.00 per share on September 30, 2007	51,046	510	50,536	-	-	-	-	51,046

Issuance of common stock for investment in marketable securities at $0.75 per share on October 22, 2007	990,000	9,900	732,600	-	-	-	-	742,500

Additional Paid-in-capital	-	-	5,363	-	-	-	-	5,363

Net loss for the year ended June 30, 2008	-	-	-	-	-	-	(788,251)	(788,251)
Balance at June 30, 2008	13,471,208	$134,712	$4,223,485	$-	-	$(3,539,288)	$(812,417)	$6,492

Stock issued for stock subscription at $0.12 per share on November 14, 2008	1,000,000	10,000	114,000	-	-	-	-	124,000

Shares issued for services at $0.10 per share on December 31, 2008	1,500,000	15,000	138,750	-	(62,500)	-	-	91,250

Shares issued for director's fees at $0.12 per share on December 31, 2008	500,000	5,000	55,000	-	-	-	-	60,000

Shares issued for services at $0.01 per share on June 30, 2009	3,125,000	31,250	-	-	-	-	-	31,250

Net loss for the year ended June 30, 2009	-	-	-	-	-	-	(562,687)	(562,687)
Balance at June 30, 2009	19,596,208	$195,962	$4,531,235	$-	(62,500)	$(3,539,288)	$(1,375,104)	$(249,695)

Services prepaid with common stock	-	-	-	-	62,500	-	-	62,500

Warrants issued with convertible notes payable	-	-	17,108	-	-	-	-	17,108

Net loss for the year ended June 30, 2010	-	-	-	-	-	-	(1,200,739)	(1,200,739)
Balance at June 30, 2010	19,596,208	$195,962	$4,548,343	$-	-	$(3,539,288)	$(2,575,843)	(1,370,826)

Common stock issued for conversion of notes	10,736,079	107,361	2,463,090	-	-	-	-	2,570,451

Warrants issued with convertible notes payable	-	-	138,755	-	-	-	-	138,755

Common stock issued for cash	695,834	6,958	220,542	-	-	-	-	227,500

Common stock to be issued for cash	-	-	-	125,000	-	-	-	125,000

Shares issued for director's fees at $0.03 per share on July 31, 2010	6,000,000	60,000	120,000	-	-	-	-	180,000

Shares issued for services at $0.46 per share on November 24, 2010	3,200,000	32,000	1,440,000	-	-	-	-	1,472,000

Shares issued for director's fees at $0.02 per share on January 13, 2011	10,000,000	100,000	100,000	-	-	-	-	200,000

Shares issued for services at $0.02 per share on January 13, 2011	5,000,000	50,000	50,000	-	-	-	-	100,000

Shares issued for services at $0.31 per share on March 18, 2011	450,000	4,500	135,000	-	-	-	-	139,500

Net loss for the year ended June 30, 2011	-	-	-	-	-	-	(4,657,246)	(4,657,246)
Balance at June 30, 2011	55,678,121	$556,781	$9,215,730	$125,000	$-	$(3,539,288)	$(7,233,089)	$(874,866)

Shares issued for cash	453,000	4,530	102,470	135,700	-	-	-	242,700

Net loss for the year ended June 30, 2012	-	-	-	-	-	-	(658,024)	(658,024)
Balance at June 30, 2012	56,131,121	$561,311	$9,318,200	$260,700	$-	$(3,539,288)	$(7,891,113)	$(1,290,190)

See accompanying notes to consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
			For the Period from
			April 26, 2006 (Date
	For the	For the	of Commencement of
	Year Ended	Year Ended	Development Stage)
	June 30, 2012	June 30, 2011	Through June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(658,024)	$(4,657,246)	$(7,891,113)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,505	4,058	12,744
Services provided in exchange for common shares	-	1,711,500	1,774,000
Stock based compensation	-	380,000	562,500
Loss (Gain) on disposal of assets	438	-	438
Loss (Gain) on marketable securities	-	-	432,718
Accrued interest and discount on convertible notes payable	8	241,741	242,794
Changes in operating assets and liabilities:
Accounts payable	(26,542)	55,502	398,664
Accounts payable - related party	(500)	1,000	(902)
Accrued payroll and other liabilities	239,528	290,958	731,278
Prepaid expenses and other assets	5,000	(10,000)	(17,500)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(434,587)	(1,982,487)	(3,754,379)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of property and Equipment	-	(2,645)	(21,025)
Proceeds from sale of available for sale securities	-	-	309,782
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(2,645)	288,757

CASH FLOWS FROM FINANCING ACTIVITIES
Marketing advance	190,000	-	190,000
Issuance of convertible notes payable	-	1,627,965	2,488,465
Issuance of common stock for cash	117,000	217,500	529,546
Proceeds for stock subscribed	135,700	125,000	260,700
Additional paid in capital	-	-	5,363
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	442,700	1,970,465	3,474,074

NET CHANGE IN CASH	8,113	(14,667)	8,452

CASH BALANCES
Beginning of year	339	15,006	-
End of year	$8,452	$339	$8,452

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount for fair value of attached warrants	$8	$138,755	$155,871
Common stock issued for conversion of notes	-	2,570,451	2,570,451
Shares issued for subscription receivable	-	10,000	10,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

Note 1 - Summary of Accounting Policies and Description of Business

This summary of significant accounting policies of Capital Group Holdings, Inc. (the “Company”), is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

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

The Company, through June of 2012, consists of one reportable business segment, Capital Group Holdings, Inc. which is developing a Telemedicine platform.

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

Note 1 - Summary of Accounting Policies and Description of Business (continued)

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

As of June 30, 2012 and 2011 there were 2,582,214 potentially dilutive shares.  There were 20,000 potentially dilutive shares resulting from the issuances of convertible promissory notes as of June 30, 2012 and 2011.  As of June 30, 2012 and 2011 there were 2,562,214 outstanding warrants issued that were potentially dilutive.  Due to the operating losses for the years ended June 30, 2012 and 2011, these potentially dilutive shares were all antidilutive.

(e)  Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital, the Company’s independent registered public accounting firm has included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the year ended June 30, 2012. Our total accumulated deficit at June 30, 2012 was $11,430,401.

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

Management is attempting to raise capital, secure strategic alliances, and to implement the business strategy, however there is no assurance that adequate funds will be obtained to support managements plans.

CAPITAL GROUP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

Note 1 - Summary of Accounting Policies and Description of Business (continued)

(f)  Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

(g)  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company places its cash and cash equivalents with financial institutions.  As of June 30, 2012 and 2011, the Company did not have a concentration of credit risk since it had no cash and cash equivalents in bank accounts in excess of the FDIC insured amounts.

(h)   Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity at the time of acquisition of 90 days or less.

(i)  Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset, which is seven years.  Leasehold improvements, if any, are amortized over the remaining term of the applicable leases or their useful lives, whichever is shorter.  Maintenance and repairs are charged to expense as incurred; improvements and betterments are capitalized.  Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to the statement of operations.

(j)    Fair Value of Financial Instruments

The estimated fair values for assets and liabilities are determined at discrete points in time based on relevant information. The Accounting Standards Codification (“ASC”) prioritizes inputs used in measuring fair value into a hierarchy of three levels:

Level 1 – unadjusted quoted prices for identical assets or liabilities traded in active markets,

Level 2 – observable inputs other than quoted prices included within Level 1 such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and

Level 3 – unobservable inputs in which little or no market activity exists that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.

CAPITAL GROUP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of notes receivables, prepaid expenses, accounts payable, accrued liabilities, and notes payable approximate fair value given their short-term nature and borrowing rates currently available to the Company for loans with similar terms and maturities.

The Company does not have any assets or liabilities measured at fair value on a recurring basis as of June 30, 2012 or 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period from April 26, 2008 (inception) to June 30, 2012.

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

(l)    Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $30,872 and $520 of advertising expense during the years ended June 30, 2012 and 2011, respectively.

(m)    Development Stage

For the period from April 26, 2006 (date of commencement of Development Stage) to June 30, 2012, the Company has not generated revenues from operations and has been developing its products, developing markets, securing strategic alliances and securing funding. Therefore, the Company is considered to be in the development stage in accordance with the provisions of  ASC 915-10-05, Accounting and Reporting by Development Stage Enterprises.

(o)    Other

The Company has selected June 30 as its fiscal year end in accordance with the corporate charter.

The Company has paid no dividends as there have been no earnings to date.

Note 2 -   Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and for tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) and capital loss carry forwards. The net

CAPITAL GROUP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

operating loss carry forward, if not used, will expire in various years through 2032, and is materially restricted, as per the Internal Revenue Code, due to the change in ownership discussed in Note 7. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating and capital loss carry forwards (capital loss carryforwards are approximately $432,000). Net operating and capital loss carry forwards may be further limited by other provisions of the tax laws. The Company’s U.S. federal and state  income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. The years open for examination are 2009, 2010, and 2011 and later years. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

The Company has estimated available net operating losses of $6,721,000, which can be utilized to offset future earnings of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The valuation allowance increased by approximately $658,000 during the year end June 30, 2012.

The Company has the following carry forwards available at June 30, 2012 (State expiration is fifteen years earlier):

Operating and Capital Losses
Federal Expiration	Amount
2027	$ 24,000
2028	812,000
2029	262,000
2030	1,068,000
2031	3,897,000
2032	318,000
Total	$ 6,381,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset for the years ended at June 30, 2012 and 2011 are summarized below.

	June 30, 2012	June 30, 2011
Current Deferred tax asset:
Payroll & vacation accruals	$ 340,000	$ (380,088)

Non-Current Deferred tax asset:
Net operating losses	318,000	4,657,246
Non-statutory stock compensation	-	(380,000)
Net Deferred Tax Asset	$ 658,000	$ 3,897,158

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

CAPITAL GROUP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

	Estimated NOL & Timing Differences	Estimated Tax Benefit from Loss	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2011	6,063,000	2,273,625	(2,273,625)	(1,461,375)	-
June 30, 2012	6,721,000	2,530,225	(2,530,225)	(256,600)	-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

	June 30, 2012	June 30, 2011
Federal Statutory Rate	34.00%	34.00%
Effects of:
State Income Taxes	5.00%	3.50%
Change in Valuation Allowance	(39.00)%	(37.50%)
Effective Tax Rate	0.00%	0.00%

Uncertain Tax Positions

The Company has evaluated for uncertain tax positions and determined that there were none as of June 30, 2012 and 2011.

The Company did not recognize any penalties or interest related to uncertain tax positions during the years ended June 30, 2012 and 2011.  No penalties or interest for unrecognized tax benefits had been accrued as of June 30, 2012 and 2011.

Note 3 -   Property and Equipment

The Company records property and equipment at cost less accumulated depreciation.  Below is a summary of property and equipment:

	Life In Years	June 30, 2012	June 30, 2011

Office Equipment and Furniture	7	$18,472	$18,910
Less Accumulated Depreciation		(10,630)	(5,125)
Net Book Value		$7,842	$13,785

Depreciation expense on property and equipment was $5,505 and $4,058, for the years ended June 30, 2012, and 2011, respectively.

CAPITAL GROUP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

Note 4 -   Common Stock

Pursuant to the Articles of Incorporation as amended on September 19, 2007, the Company is authorized to issue 100,000,000 common shares, with a par value of $0.01 per share.

During fiscal 2012, the Company issued 453,000 shares.  The Company received $107,000 in proceeds for the issuance of these 453,000 shares.  The Company also received $75,700 under a Capital Base Funding Agreement (see Note 9 - Related Party Transactions) for shares to be issued at $1.00 per share for a total of 75,700 shares.  An additional $60,000 was received for 400,000 shares to be issued at $0.15 per share.

During fiscal 2011, the Company issued a total of 36,081,913 shares.  The Company received $217,500 in proceeds for the issuance of 662,501 shares.  The Company issued 33,333 shares in exchange for a subscription receivable to an investor for $10,000.  The Company issued 8,650,000 shares for services provided to the Company valued at $1,711,500.  The Company issued 10,736,079 shares on the conversion of convertible notes payable and accrued interest of $2,570,451.  The Company issued 16,000,000 shares for compensation to officers and directors valued at $380,000. The Company received $125,000 in cash for 250,000 shares to be issued at $0.50 per share.

Note 5 -   Convertible Notes Payable and Warrants

As of June 30, 2012 there is one convertible note payable outstanding with a principal balance of $5,000, which has not been converted. Subsequent to June 30, 2012, the note plus $600 of accrued interest was converted into 22,400 shares the Company’s common stock at $0.25 per share. There were no other notes converted or warrants exercised during the year ended June 30, 2012.

During the year ended June 30, 2011 the Company issued $1,627,965 convertible notes payable and 1,627,964 attached warrants to third party investors in exchange for $1,627,965 in cash.  The notes had a one year maturity and bear interest at a rate of 12% per annum.  The notes were convertible into common shares at a conversion price of $0.25 per share with attached warrants exercisable into common shares at $0.25 per warrant.  During the year ended June 30, 2011 $2,483,464 in notes and $86,987 in interest accrued on the notes have been converted to 10,736,079 shares of common stock.

As of June 30, 2012 and 2011 the convertible notes were as follows:

	2012	2011
Unsecured convertible notes payable with a 12% interest	$ 5,000	$ 5,000
rate and convertible at $0.25 per common share

Note Discount	(56)	(64)
	$ 4,944	$ 4,936

CAPITAL GROUP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

No warrants were issued for the year ending June 30, 2012.  For the year ending June 30, 2011 the Company issued attached warrants to purchase its common stock on issuance of convertible notes payable.  The warrants have an exercise price of $0.25 with a three year expiration and immediate vesting.  The fair value of each issuance is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates assumptions for each input. Expected volatilities are based on the historical volatility of the Company’s common equity traded on the OTC market. The Company estimates expected life of each warrant based on the midpoint between the dates the warrant vests and the contractual term of the warrant. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related warrant.

The warrants were issued throughout the year ended June 30, 2011 and the Black-Scholes option pricing model inputs were used on the date of issuance which ranged over the period for the following assumptions: stock price on the measurement date was between $0.005 and $0.060; expected term of three years; expected volatility was 239.79% and a discount rate of 0.83%. During the year ended June 30, 2011 the fair value of the warrants issued with convertible notes payable was calculated at $138,755, recorded as a discount to the notes to which they were attached.

The following table summarizes information about the warrants as of June 30, 2012 and 2011:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of June 30, 2010	934,250	$ 0.23	2.75 Years	$ -
Granted	1,627,965	0.25	2.5 Years
Expired	-	-
Exercised	-	-
Outstanding as of June 30, 2011	2,562,214	0.25	2.25 Years	640,554
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding as of June 30, 2012	2,562,214	$ 0.25	1.25 Years	$ 256,221
Exercisable as of June 30, 2012	2,562,214	$ 0.25	1.25 Years	$ 256,221

The year-end intrinsic values are based on a June 30, 2012 and 2011 closing price of $0.35 and $0.50 per share respectively.

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

CAPITAL GROUP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

Note 7 -   Change in Control

Pursuant to a Stock Purchase Agreement, effective July 10, 2007, two of the Company’s directors sold 10,000,000 shares (approximately 80.48% of the total issued and outstanding shares) of the Company’s common stock to Big Eye Capital, which is controlled by our current CEO. This transaction resulted in a change in control of the Company.

Note 8 -  Leases

At December 21, 2007, the Company signed a new operating lease for its headquarter facilities that expired December 31, 2010. Under the terms of the lease agreement, the Company was responsible for its share of normal operating costs, including maintenance expenses, property taxes and insurance. Rent for the first 12 months was $817 per month which includes city tax and a parking fee. The rent for the remaining 24 months was $881 per month including tax and parking. The lease agreement included a $775 security deposit.  A new operating lease agreement was entered into effective March 5, 2010 for a period of two years after which the lease will continue on a month to month basis.  Rent was $2,500 per month with a security deposit of $7,500.  Under the terms of the lease agreement, the Company was responsible for its share of normal operating costs, including maintenance expenses, property taxes and insurance.

The Company incurred rent expense on the headquarters facility of $30,000 and $48,500 for the years ended June 30, 2012 and 2011, respectively.  Subsequent to June 30, 2012 the Company effectuated a new lease for the headquarters facility (See Note 11).

Note 9 - Related Party Transactions

On August 9, 2007, the Company entered into a Capital Base Funding Agreement with its largest single shareholder, Big Eye Capital, Inc. (“Big Eye”), whereby Big Eye would make available to the Company up to one hundred thousand dollars ($100,000) in working capital in exchange for newly issued common stock of the Company. The amount of common stock of the Company to be issued to Big Eye would be based on the greater of the previous day’s closing market price or $1.00 per share. The agreement has been extended by Big Eye indefinitely and the total available capital was increased to $150,000.

In connection with the Capital Base Funding Agreement, Big Eye Capital, Inc. provided a total of $51,046 of funding to the Company in 2007 resulting in Big Eye Capital, Inc. being issued 51,046 shares of the Company’s common stock. During the year ended June 30, 2012, Big Eye Capital provided an additional $85,700 of funding of which, $10,000 was repaid at the option of the Company. The remaining balance of $75,700 was provided in exchange for stock subscribed at $1.00 per share. As at June 30, 2012 there remains $23,254 of capital available under this agreement.

CAPITAL GROUP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to consolidated financial statements

Note 10 -   Agreements

On April 12, 2012, the Company entered into a Joint Marketing Agreement with a health care provider to develop common customers.  The health care provider provided a total of $190,000 to fund an advertising program that the Company will initiate in Arizona. As of June 30, 2012, the marketing plan had not been initiated and the full $190,000 is included as a liability on the Balance Sheet.  Net revenues collected from customers the Company signs up for services under the marketing agreement, shall be split with 51% paid to the Company and 49% paid to the health care provider.  During the year ended June 30, 2012, there were no revenues earned under the agreement. Unless terminated in writing 30 days prior to the end of the 36 month term, the Agreement will automatically renew for additional one (1) year terms. Subsequent to June 30, 2012 the Company acquired the health care provider company (See Note 11).

Note 11- Subsequent Events

On August 16, 2012, the Company issued 1,500,000 shares of restricted common stock to Directors and Officers of the Company for services rendered:  Erik J. Cooper 500,000, Jean Rice 500,000, Eric Click 500,000.

On August 23, 2012, the Company issued 20,000 shares of restricted shares common stock to Joshua Buckheister for services fully performed and completed.

On September 3, 2012, we effectuated the closing of the Asset Purchase Agreement (the “Agreement”) with One Health Urgent Care, Inc., an Arizona corporation, and our wholly owned subsidiary, (“One Health”) (the "Buyers") and MCS Ventures I through VII, PC. dba Alliance Urgent Care, LLC, (the “Sellers”).  Pursuant to the Agreement, One Health has agreed to purchase the assets and certain liabilities of the Sellers for a purchase price of 5,000,000 restricted shares of our common stock.  We are obligated to issue additional shares of our common stock to the Sellers if certain conditions are not met over the first three years following the Closing.  The Company is obligated to issue additional shares not to exceed an approximate total valuation of $15,000,000 if certain stock price guarantees are not met over the first three years following the Closing.

On September 17, 2012, a new lease for the headquarters facility was executed for a period of five and one half years with the lease ending March 31, 2018 after which time the lease will be month to month.  The rent during the first six months is abated, rent is $4,811 per month for months 7-24, for months 25-36 rent is $4,956, for months 37-48 rent is $5,103, for months 49-66 rent is $5,256, with a security deposit of $15,000.  Under the terms of the lease agreement, the Company is responsible for its share of normal operating costs, including maintenance expenses, property taxes and insurance.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of June 30, 2012 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2012 as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

During the year ended June 30, 2012, there were no changes in the Company’s internal controls over financial reporting known to the chief executive officer or the chief financial officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of June 30, 2012:

NAME	AGE	POSITION
Erik Cooper	43	Chairman of the Board, President, Chief Executive Officer

Jean Rice	62	Director

Eric Click	48	Director, Secretary, Treasurer, Chief Operating Officer, Chief Financial Officer, Principal Accounting Officer

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

Erik Cooper, President, Chief Executive Officer and Director:

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

Board Composition and Committees

As of June 30, 2012 our board of directors consists of three members: Erik J. Cooper, Eric Click, and Jean Rice.

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

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the years ended June 30, 2012 and 2011.

Summary Compensation Table
Name and Principal Positions	Year	Salary ($)	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Equity Compensation	All Other Compensation	Total
Erik Cooper	2011	156,000	-	-	-	120,000	-	276,000
Chairman and CEO	2012	179,000	-	-	-	-	-	179,000
Jean Rice	2011	-	-	-	-	30,000	-	30,000
Director	2012	-	-	-	-	-	-	-
Eric Click	2011	121,000	-	-	-	90,000	-	211,000
Director and COO	2012	161,000	-	-	-	-	-	161,000

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

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended June 30, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2012 by (i) each person who is known by us to own beneficially more than 10% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name and Address	Position	Shares Owned	Percentage Owned
Erik J. Cooper 7689 E Paradise Ln., Suite #5 Scottsdale, AZ 85260	CEO, Director, Chairman	6,000,000	10.69%
Eric Click 7689 E Paradise Ln., Suite #5 Scottsdale, AZ 85260	COO and Director	3,000,000	5.34%
Big Eye Capital Erik J. Cooper 7047 E. Greenway Parkway Suite #250 Scottsdale, AZ 85254	Affiliate of CEO	2,656,100	4.73%
Jean Rice 6245 N 24TH PKWY STE 112 Phoenix, AZ 85016	Director	1,500,000	2.67%
All officers and directors as a group (3 persons)		13,156,100	23.43%

 (1) Applicable percentage ownership is based on 56,131,121 shares of common stock outstanding as of June 30, 2012 together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2012 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days.  Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  As of June 30, 2012 all outstanding warrants and convertible notes payable are owned by investors who are not management, directors or beneficial owners of more than 10% of the outstanding shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

There are certain conflicts of interest between the Company and our officers and directors. Mr. Cooper has other business interests to which they currently devote attention and may be expected to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his7 fiduciary duties to the company.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by our independent auditor, for professional services rendered for the audits of our annual financial statements during the fiscal years ended June 30, 2012 and 2011, and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the fiscal years ended June 30, 2012 and 2011, were $25,700 and $30,810, respectively.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended June 30, 2012 contained in Item 8 above which are incorporated herein by this reference.

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

CAPITAL GROUP HOLDINGS. INC.

Date:	October 12, 2012	By:	/s/Erik Cooper
Erik Cooper President
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CAPITAL GROUP HOLDINGS. INC.

October 12, 2012	/s/ Erik J. Cooper
By:	Erik J. Cooper
Its:	Chairman President Chief Executive Officer

/s/ Eric Click
By:	Eric Click
Its:	Director Secretary Treasurer Chief Operating Officer Chief Financial Officer Principal Accounting Officer