Form 10-Q
period 2012-09-30
Capital Group Holdings, Inc.
filed 2012-12-07
CIK 703339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: November 30, 2012 – 81,406,855 shares of common stock ($0.01 par value) outstanding.

CAPITAL GROUP HOLDINGS, INC.

Part I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements

CAPITAL GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	June 30, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 670,582	$ 8,452
Accounts receivable, net of allowance for doubtful accounts and discounts	606,482	-
Other receivables	105,435	-
Prepaid expenses - current	310,030	-
Other assets	17,500	7,500

Total current assets	1,710,029	15,952

Property and equipment, net of depreciation	736,184	7,842
Prepaid expenses - long-term	495,197	-
Intangible assets, net of amortization	4,770,459	-
Trade name	300,000	-
Goodwill	5,546,909	-
Note receivable	10,000	10,000
Deposits	65,703	-

TOTAL ASSETS	$ 13,634,481	$ 33,794

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilites:
Accounts payable	$ 485,209	$ 181,004
Accounts payable to related party	4,165	4,165
Accrued expenses and payroll	1,316,085	943,871
Notes payable and line of credit - current portion	490,236	-
Convertible notes payable, net of discounts and warrants	-	4,944
Financing leases, current	28,187	-
Deferred income tax - current	92,450	-
Total current liabilities	2,416,332	1,133,984

Long-Term Liabilities:
Notes payable	69,705	-
Deferred income tax - long-term	138,579	-
Marketing advance	-	190,000

TOTAL LIABILITIES	2,624,616	1,323,984

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $0.01 par value, 100,000,000 shares authorized
81,406,855 and 56,131,121 issued and outstanding as of September 30, 2012
and June 30, 2012, respectively	814,068	561,311
Additional paid-in capital	21,981,086	9,318,200
Common stock subscribed	241,457	260,700
Accumulated deficit	(12,026,746)	(11,430,401)

Total stockholders' equity (deficiency)	11,009,865	(1,290,190)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$ 13,634,481	$ 33,794

See accompanying notes to condensed consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2012 AND 2011

	2012	2011

Revenues	$ 508,425	$ -
Cost of revenues	391,142	-

Gross profit	117,283	-

Expenses:
General and administrative	669,408	161,054
Amortization of intangible assets	29,541	1,906
Depreciation expense	13,905	-

Total operating expense	712,854	162,960

Operating income (loss)	(595,571)	(162,960)

Other Income and (Expense)
Interest income	-	634
Interest expense	(769)	(8,450)
Other	(4)	-

Total other income (expense)	(773)	(7,816)

Income (loss) before income taxes	(596,344)	(170,776)

Provision for taxes	-	-

Net loss	$ (596,344)	$ (170,776)

Loss per share - basic and diluted	$ (0.01)	$ -

Weighted average common shares outstanding -
basic and diluted	71,040,316	55,678,121

See accompanying notes to condensed consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (596,344)	$ (170,776)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	43,446	1,906
Allowance for discounts	9,405	-
Deferred income tax	231,029	-
Common stock issued for services	801,400	-
Accrued interest and discount on convertible notes payable	-	28
Accounts receivable	(33,346)	-
Other assets	(10,000)	-
Prepaid expenses and deposits	(585,519)
Accounts payable	119,869	352
Accrued expenses and payroll	174,622	88,990
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	154,562	(79,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired with purchased business	563,728	-
Purchase of property and equipment	(199,747)	-
Proceeds from sale of property and equipment	-	437
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	363,981	437

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on line of credit	149,690	-
Payments on notes payable	(2,409)	-
Payments on capital lease	(3,694)	-
Proceeds from stock subscribed	-	79,200
CASH PROVIDED (USED) BY FINANCING ACTIVITIES	143,587	79,200

NET CHANGE IN CASH	662,130	137
CASH BALANCES
Beginning of period	8,452	339
End of period	$ 670,582	$ 476

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
FINANCING ACTIVITIES
Stock issued for director's fees	$ 90,000	$ -
Stock issued in conjunction with consulting contracts net of
unamortized expenses of $729,230	$ 71,470	$ -
Purchase of Alliance Urgent Care, P.L.L.C and MCS Ventures I
through VII, P.C. for stock	$ 12,000,000	$ -
Common stock issued for conversion of note and accrued interest	$ 5,600	$ -
Shares issued for subscription receivable	$ 19,243	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

See accompanying notes to condensed consolidated financial statements

Capital Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Nature of Business

Capital Group Holdings, Inc. (the “Company” or “CGHI”) was incorporated under the laws of the state of Minnesota in 1980 as Implant Technologies, Inc. On September 19, 2007, the Company filed a certificate of amendment to the Company’s Articles of Incorporation changing its name to Oasis Online Technologies, Corp.  On October 29, 2010, we changed our name to Capital Group Holdings, Inc.

For the period from April 26, 2006 to September 3, 2012, the Company had not generated revenues from operations. The Company’s primary activities during this period had been developing its products, developing markets, securing strategic alliances and securing funding. During that period, the Company was considered to be in the development stage, and had reported its activities in accordance with the provisions of ASC 915, Development Stage Entities. On September 3, 2012 the Company acquired all of the assets and related obligations of a group of companies who owned and operated urgent care facilities within the Phoenix, Arizona metropolitan market. Consequently, the Company ceased reporting as a development stage entity as of September 3, 2012 (See Footnote 2 below detailing the acquisition).

2. Purchase of Business

On September 3, 2012 (amended on November 30, 2012 with an effective date of September 3, 2012), the Company purchased all of the assets, liabilities, and operations of the combined entities owning Alliance Urgent Care (MCS Ventures I through VII) along with all of the assets, liabilities, and operations of Alliance Urgent Care pursuant to an Asset Purchase Agreement between the Company and its wholly owned subsidiary One Health Urgent Care (OHUC), and MCS Ventures I through VII, P.C. (seven separate entities; collectively “AUC”) ”) for 10,000,000 shares of the Company’s common stock. In addition, under a separate Employment Agreement the Company committed to issue an additional 10,600,000 shares of its common stock as a one-time stock bonus upon the execution of the Employment Agreement. The Company is a publicly traded entity whose stock is listed under the symbol CGHC on the OTCQB operated by OTC Markets (the “OTC QB”). The Company formed OHUC as a wholly owned subsidiary to purchase the assets of AUC and after the date of the purchase, AUC operates as a wholly owned subsidiary of OHUC.

Under the terms of the Asset Purchase Agreement the trading price of both the purchase and bonus shares, totaling 20,600,000 shares, contains a stock price guarantee that provides for the following:

    A.           Stock Price Guarantee for Year #1, if by September 5, 2013, the Closing Price of the common stock of Capital Group Holdings, Inc. has not been equal to or exceeding $1.00 for 20 consecutive trading days immediately prior, Capital Group Holdings, Inc. shall issue to Sellers such number of additional restricted shares of its common stock as to make up the difference between $10,000,000 (10,000,000 purchase shares X $1.00) and the actual Closing Price of the common stock multiplied by 10,000,000 shares.  (For example if the actual Closing Price of the common stock was $.80 Sellers would be issued 2,500,000 additional shares.  {$10 million – $8 million [$0.80 X 10,000,000 = $8,000,000] = $2 million shortfall; $2,000,000/$0.80 per share = 2,500,000 additional shares).

Floor Price.  For purposes of calculating the Stock Price Guarantee there shall be a floor price set for each of the two periods limiting the amount of stock to be issued to compensate Sellers for certain price fluctuations;  $0.53 cents per share for the Stock Price Guarantee for Year # 1.

The same price guarantee and floor price applies to the 10,600,000 common shares issued under the one-time bonus; however, the date of the guarantee is June 30, 2013.

    B.           Stock Price Guarantee for Year # 2, if by September 5, 2014, the Closing Price of the Common stock of Capital Group Holdings, Inc., has not been equal to or exceeding $1.50 for 20 consecutive trading days immediately prior, Capital Group Holdings, Inc. shall issue to Sellers such number of additional restricted shares of its common stock as to make up the difference between $15,000,000 (10,000,000 purchase shares X $1.50) and the actual Closing Price of the common stock multiplied by 10,000,000 shares. (For example if the actual Closing Price of the common stock was $ 1.00 Sellers would be issued 5,000,000 additional shares).

Floor Price.  For purposes of calculating the Stock Price Guarantee there shall be a floor price set for each of the two periods limiting the amount of stock to be issued to compensate Sellers for certain price fluctuations;  $0.20 cents per share for the Stock Price Guarantee for Year # 2

The same price guarantee and floor price applies to the 10,600,000 common shares issued under the one-time bonus; however, the date of the guarantee is June 30, 2014.

Pursuant to this acquisition the Company had an appraisal performed to identify fair market value of the assets and obligations purchased. The appraisal was conducted by an independent appraiser that valued, among other things, the asset purchase agreement consideration, the value of an employment agreement associated with the purchase and an upfront signing bonus. The total value of the purchase was estimated to be $12,000,000. The net tangible assets acquired had a value of $1,584,200 with the remainder of the purchase price, $10,415,800, allocated by the appraiser to intangible assets as follows: trade name - $300,000, customer related intangibles - $1,900,000, specific processes - $2,900,000, and the remainder associated with cost-in-excess of these assets, or goodwill, of $5,315,800 (not including the effect of the deferred taxes noted below for $231,109). It was estimated that the trade name and goodwill would have an indefinite life, with the customer related intangible and the processes having lives of fourteen (14) and eleven (11) years, respectively. Goodwill and trade name would be subject to impairment valuations periodically in accordance with GAAP.

The $12,000,000 purchase price, and its allocation, is preliminary as of September 30, 2012.  The preliminary estimates of fair values recorded are determined by management on various market and asset appraisals, and in consultation with an independent third-party appraiser.  The purchase price, and its allocation, will remain preliminary until the Company receives a completed third-party valuation report that determines the fair value of the assets acquired, and management has reviewed and concurred with the report.  The final amounts allocated to the assets acquired could differ significantly from the preliminary recorded amounts.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Assets and Liabilities	Amount ($)

Goodwill
Trade Name
Customer Related Intangibles
Process Related Intangibles
Liabilities Assumed
Deferred Income Tax
Cash
Receivables
Other Receivables
Prepaid Expenses
Property and Equipment
Deposits
Note Receivable – Capital Group
$5,546,909 300,000 1,900,000 2,900,000 (860,000) (231,109) 562,800 573,100 105,000 219,700 667,200 65,700 250,700
Total Value of Common Stock Issued	$12,000,000

3. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended June 30, 2012 on Form 10-K filed with the Securities and Exchange Commission on October 15, 2012.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries and the acquisition entry, which in the opinion of management are necessary to present a fair statement of the results for the period.  The results of operations for the three month period ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation and Basis of Presentation – As of September 30, 2012, the Company is comprised of itself, its wholly owned subsidiary One Health Urgent Care (“OHUC”), (and its subsidiary Alliance Urgent Care,  PLLC), that operates its newly acquired urgent care facilities (its only current operating line of business). The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiary. The nature of the urgent care business is to provide alternative treatment facilities to the hospital based emergency room for family related urgent medical care needs. The oldest of these facilities commenced operations in March 2006. As of September 30, 2012, the operations are comprised of six urgent care facilities. These facilities have opened at different times since February of 2007, and are located throughout the metropolitan Phoenix area. A seventh location opened after September 30, 2012. All significant intercompany balances and transactions have been eliminated in the accompanying financial statements.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate realization of assets and settlement of liabilities in the future could materially differ from those estimates. Significant estimates include the realization of receivables, the method of depreciation/amortization and useful lives assigned to fixed assets and intangible assets, the valuation of stock issued in the acquisition of Alliance and its allocation to the fair value of assets acquired, the realization or impairment of fixed assets, intangible assets and goodwill, and the revenue to be recognized from services performed based on the estimated net rate of reimbursement from the various insurance companies.

Cash and cash equivalents – Cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase. Cash at the end of each period reflects amounts on deposit with banking facilities.

Allowance for doubtful accounts and discounts - The Company’s urgent care business bills all of its patients based upon standard rates. AUC has entered into contracts with various insurance providers whereby the rates are fixed by these contracts. These rates average about twenty-two (22%) percent lower than the standard billing rate. Consequently, the Company records a reserve against its receivable balance to reflect these agreements. This reserve is netted against the reported amount of revenues.

OHUC follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. The Company does not record or accrue finance charges on accounts receivable, and they are generally unsecured.

Property and Equipment - Fixed assets, stated at cost, are depreciated on the straight-line method for financial statement reporting purposes, over the estimated useful lives of the assets, which range from seven to ten years. Leasehold improvement costs are depreciated over the shorter of the lease term or their useful life. Repairs and maintenance costs are expensed as incurred. Betterments or renewals are capitalized when they occur.

Intangible Assets and Goodwill – Intangible assets are comprised of trade name and goodwill, and customer and process intangibles.  Trade name and goodwill are considered to have indefinite lives and are not amortized.  They are reviewed for impairment whenever circumstances indicate an impairment in value may have occurred.  Customer and process intangibles are amortized over their estimated useful lives of eleven to fourteen years.

Long-Lived Assets – The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An indicator of impairment is present when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company measures the amount of such impairment by comparing the assets' carrying value to the assets' present value of the expected future discounted cash flows. Impairment charges, if any, are recorded in the period realized.

Fair Value of Financial Instruments - The carrying amounts of financial instruments including cash, accounts receivable and payable, accrued liabilities and debt approximate fair value based on their short maturities or, for debt, based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Fair Value of Financial Assets and Liabilities - Fair value is defined under GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of equity instruments issued in regards to the acquisition of the Alliance Urgent Care business was determined based upon an independent valuation of the operations, using Level 3 inputs.  Further, the independent appraiser allocated the purchase price to the fair value of assets acquired and liabilities assumed.

Revenues - The Company recognizes revenue when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The fee for the arrangement is fixed or determinable; and
•	Collectability is reasonably assured.

The Company’s revenue is currently entirely derived from its urgent care business and is comprised of patient related fees for the provision of emergency medical services. The majority of the Company’s revenue is received from insurance providers associated with the patient. The amount of reimbursement is generally contractually controlled by the insurance providers, and is dependent upon the nature of the service provided. Typically, the Company also receives a co-pay from the patient at the time of service. These are largely paid through the use of credit cards. Merchant fees in regards to the use of credit cards are charged to expense.

The Company’s revenues are subject to some seasonal fluctuation. The Company operates in a geographic area where many of its patients are winter visitors. As such, monthly revenues during the period from late May through September are lower than the remainder of the year.

Income Taxes – As of September 3, 2012, management  recorded a current deferred liability related to the above acquisition to reflect items of income and expenses previously taken for receivables not recognized as income, prepaid expenses net of accrued expenses and payables not previously deducted. The combined amounts of these items generated a deferred tax expense of approximately $92,000. In addition, the Company recorded a non-current deferred tax liability related to the difference in tax depreciation taken versus recorded for book purposes at the time of acquisition of approximately $139,000. The tax rate utilized by the Company was estimated to be 40%. At this time the Company has not recognized any other deferred taxes or recorded a tax benefit for losses incurred as there is no assurance that the Company and its subsidiaries will be profitable in the near future. As a result goodwill related to the acquisition increased by $231,109.

The Company and its subsidiaries are subject to the possibility of federal or state income tax examinations. Currently, there have been no such examinations and the entities are open for audit for approximately the last four years. Management believes there have been no uncertain tax positions reported in their filings.

The Company has accrued for unremitted payroll taxes, and employee withholdings due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of September 30, 2012 as part of accrued payroll liabilities.

Earnings Per Share - Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are comprised of options, warrants, convertible debt, and share price guarantees, that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of September 30, 2012 and 2011, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive.

Advertising - The Company expenses advertising costs as incurred.

Recently Issued Accounting Pronouncements - The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its condensed consolidated financial statements.

4. Going Concern

These condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, which raises doubts about the ability of the Company to continue as a going concern. In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management of the Company has developed a strategy, which it believes will accomplish this objective through the operations of its recently acquired urgent care clinics, additional equity funding and long term financing, which will enable the Company to operate for the coming year, though there can be no assurance that the Company’s efforts will be successful. As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the year ended June 30, 2012. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

5. Accounts Receivable

The Company’s receivables consist primarily of amounts due from the patients’ insurance providers.  At September 30, 2012 the receivable balance was $606,482, net of a related allowance for insurance discounts of $171,059.

6. Other Receivables

The Company recorded, under the terms of its leasing agreement for one of the urgent care facilities, a receivable from the respective landlord for that property of $105,435 for reimbursement of tenant improvements already paid for and capitalized as part of its fixed asset costs.

7. Prepaid Expenses

At September 30, 2012 the Company had prepaid expenses consisting of prepaid consulting fees, prepaid insurance, and prepaid rent of $805,227 of which $310,030 was considered a current asset with the remainder of $495,197 as non-current. The non-current portion is related to long term consulting contracts with two independent service providers to assist the Company with long term strategies, investor relations and marketing. The non-current portion will be amortized over the life of the remaining contracts.

8. Fixed Assets

The Company’s property and equipment consists of tenant improvements, x-ray machines and various other items of medical and office equipment. Depreciation is recorded on the straight-line basis with tenant improvements depreciated over ten (10) years, and medical and office equipment depreciated over seven (7) years.  Depreciation expense for each of the periods ending September 30, 2012 and 2011 were $13,905 and $1,906, respectively.

Fixed assets consist of the following as of September 30, 2012 and 2011:

	2012	2011

Medical and office equipment	$ 232,828	$ 18,472
Tenant improvements	527,891	-

	760,719	18,472
Less: accumulated depreciation	(24,535)	(10,630)

	$ 736,184	$ 7,842

9. Notes Payable and line of credit

Notes payable and line of credit consist of the following:

	September 30, 2012	June 30, 2012

Line of Credit (Discussed Below)	$ 440,090	$ -

Note payable to a bank, interest at 8% per annum, with monthly payments of $3050, matures on March 30, 2013, collateralized by equipment, inventory and receivables of Alliance Urgent Care. The Note is personally guaranteed by Michael Blumhoff, MD. The Company assumed liability for any guarantees of Sellers under indemnification provisions of the
Asset Purchase Agreement

	20,768	-

Note payable to a bank, interest at 4.95% per annum, with monthly payments of $2835, matures on November 01, 2015, collateralized by equipment, inventory and receivables of Alliance Urgent Care.  The Note is personally guaranteed by Michael Blumhoff, MD.  The Company assumed liability for any guarantees of Sellers under indemnification  provisions of the
Asset Purchase Agreement.

	99,083	-

	559,941	-
Less Current Portion	(490,236)	-

	$ 69,705	$ -

Line of Credit

As of June 30, 2012, the Company’s subsidiary OneHealth Urgent Care, Inc’s operating company Alliance Urgent Care, has a $1,250,000 line of credit agreement with Wells Fargo Bank. The line of credit is due and payable on April 15, 2013, unless extended. The agreement requires interest to be at the bank’s prime rate plus 1% with a minimum rate of 4.5% (effective rate of 4.5% at September 30, 2012). At September 30, 2012 and June 30, 2012, the Company’s outstanding balance under this line of credit was $440,090 and $0, respectively.  Therefore, as of September 30th, 2012 there was still $809,910 in funds available to the Company under this line of credit.

The line of credit is collateralized by the property and equipment of Alliance Urgent Care, only and is personally guaranteed by Michael Blumhoff, MD.

10. Common Stock

Pursuant to the Articles of Incorporation as amended on September 19, 2007, the Company is authorized to issue 100,000,000 common shares, with a par value of $0.01 per share.

During the three months ended September 30, 2012 and 2011, the Company issued 25,275,734 and nil shares, respectively.

On August 16, 2012, the Company issued 1,500,000 shares of restricted common stock to Directors and Officers of the Company for services rendered: Erik J. Cooper 500,000, Jean Rice 500,000, Eric Click 500,000.

On August 23, 2012, the Company issued 20,000 shares of restricted common stock to Joshua Buckheister for services fully performed and completed.

On September 3, 2012, the Company issued 20,600,000 shares of restricted common stock in conjunction with certain employment agreements and the purchase of the assets, liabilities, and operations of MCS Ventures I through VII, P.C. (See Note 2 – Purchase of Business).

On September 20, 2012, the Company issued 133,334 shares of restricted common stock in conjunction with an existing stock subscription receivable.

On September 20, 2012, the Company issued 22,400 shares of restricted common stock for the conversion of an outstanding convertible note with a principal balance of $5,000 and accrued interest of approximately $600.

On July 16, 2012, the Company issued 1,000,000 shares of restricted common stock in conjunction with a consulting agreement with Belmont Acquisitions, LLC.  The stock was valued at $0.10 per share based on the consulting agreement and the expense is being amortized over the five year term of the agreement.

On July 16, 2012, the Company issued 2,000,000 shares of restricted common stock in conjunction with a consulting agreement with Prodigee Marketing Group, LLC.  The stock was valued at $0.35 per share based on the agreement and the expense is being amortized over the three year term of the agreement.

11. Earnings Per Share

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.  The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both periods would be anti-dilutive.  The following chart lists the securities as of September 30, 2012 and 2011 that were not included in the computation of diluted net loss per share because their effect would have been anti-dilutive:

	2012	2011
Common stock subscribed	592,367	-
Warrants to purchase common stock	2,562,214	2,562,214
Convertible promissory notes	-	20,000
Share price guarantee on AUC acquisition - Short Term	18,267,925	-
Share price guarantee on AUC acquisition - Long Term	99,910,000	-
Total potentially dilutive securities	121,332,506	2,582,214

12. Convertible Notes Payable and Warrants

As of June 30, 2012 there was one convertible note payable outstanding with a principal balance of $5,000, which had not been converted. The note, plus $600 of accrued interest, was converted into 22,400 shares of the Company’s common stock at $0.25 per share, during the quarter ended September 30, 2012.

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

The following table summarizes information about the warrants outstanding during the quarter ended September 30, 2012:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of June 30, 2012	2,562,214	0.25	1.25 Years
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding as of September 30, 2012	2,562,214	0.25	1.00 Years	$-
Exercisable as of September 30, 2012	2,562,214	0.25	1.00 Years	$-

The year-end intrinsic values are based on a September 30, 2012 closing price of $0.07 per share.

13. Financing Leases

The Company has entered into various financing (“capital”) leases to acquire medical equipment.  Under GAAP, these financing leases are required to be treated as loans and amortized accordingly. The effective interest rate on these leases is approximately 5%. These financing leases are collateralized by the equipment, and receivables of the individual borrowing entity on the lease.  At September 30, 2012 the amount payable under these financing leases was $28,187 all of which is due within the fiscal year ended June 30, 2013.

14. Operating Leases

The Company currently maintains corporate offices at 16624 North 90th Street, Suite 200, Scottsdale, Arizona, 85260.  The commencement date of the lease was October 1, 2012.  The rent during the first six months is abated, rent is $4,811 per month for months 7-24, for months 25-36 rent is $4,956, for months 37-48 rent is $5,103, for months 49-66 rent is $5,256, with a security deposit of $15,000. Under the terms of the lease agreement, the Company is responsible for its share of normal operating costs, including maintenance expenses, property taxes and insurance. The Company does not believe that they will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until their business plan is more fully implemented.

OneHealth Urgent Care operates seven (7) locations throughout the greater metro Phoenix area: Tolleson, Peoria, Gilbert, Buckeye, Goodyear, Phoenix and Queen Creek. OneHealth Urgent Care leases a total of approximately 26,900 sq. ft., averaging 3,800 sq. ft. per clinic.  The Company leases its physical facilities from third parties for all of its locations. The terms of these leases range from approximately seven (7) to fourteen (14) years. All but two of the seven facilities contain renewal options for two, five year terms. These leases are treated as operating leases under GAAP.

The future minimum lease payments over the next five years and thereafter under these operating leases are as follows:

For the year ended June 30,	Amount

2013	$ 671,434
2014	704,024
2015	715,937
2016	736,898
2017	759,065
Thereafter	2,071,779
$ 5,659,137

Rental expense is recognized on the straight-line basis over the term of the lease.  As of September 30, 2012 and June 30, 2012, deferred rent was approximately $105,000 and nil, respectively.  Rent expense for the three month periods ended September 30, 2012 and 2011 for the above operating leases was approximately $49,000 and $30,000, respectively.

15. Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and for tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) and capital loss carry forwards. The net operating loss carry forward, if not used, will expire in various years through 2033, and may be restricted, as per the Internal Revenue Code, due to changes in ownership. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating and capital loss carry forwards (capital loss carry forwards are approximately $432,000). Net operating and capital loss carry forwards may be further limited by other provisions of the tax laws.

The Company has estimated available net operating losses of $6,977,000 which can be utilized to offset future earnings of the Company, subject to the limitations mentioned above. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company has the following carry forwards available at September 30, 2012 (State expiration is fifteen years earlier):

Operating and Capital Losses
Federal Expiration	Amount
2027	$ 24,000
2028	812,000
2029	262,000
2030	1,068,000
2031	3,897,000
2032	318,000
2033	596,000
Total	$ 6,977,000

The approximate deferred tax asset based on the above losses would be $2,800,000 as of September 30, 2012.  However, management has deemed it more likely than not that the deferred tax asset will not be realized.  Therefore, a valuation allowance in the amount of ($2,800,000) has reduced the asset to nil.

16. Related Party Transactions

In August and September, 2012, AUC borrowed $440,090 on its revolving line of credit with Wells Fargo Bank. Most of this draw was loaned on a short term basis to CGH. These borrowings to CGH are evidenced by two notes totaling $397,690.  The notes bear interest at 6% per annum.  The first note, for $250,000, was due and payable on November 15, 2012 but was extended by the Parties to January 15, 2013, while the second note, for $147,690, is due and payable on January 15, 2013.  The intercompany loans were eliminated with the merger of the companies on September 3, 2012.

The remaining amount borrowed under the line of credit of approximately $40,000 was used in the operations of AUC.

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

In connection with the Capital Base Funding Agreement, Big Eye Capital, Inc. provided a total of $51,046 of funding to the Company in 2007 resulting in Big Eye Capital, Inc. being issued 51,046 shares of the Company’s common stock. During the year ended June 30, 2012, Big Eye Capital provided an additional $85,700 of funding of which, $10,000 was repaid at the option of the Company. The remaining balance of $75,700 was provided in exchange for stock subscribed at $1.00 per share. As at September 30 and June 30, 2012 there remains $23,254 of capital available under this agreement.

17. Contingencies

On November 13, 2012, the Company appeared as a Defendant in the action entitled Christopher Bressler, M.D. vs. Alliance Urgent Care, P.L.L.C., et al. filed by Christopher Bressler, M.D. in the Superior Court of Arizona, Maricopa County on September 13, 2012.

The named defendants are: Alliance Urgent Care, P.L.L.C., MCS Ventures I, P.C., MCS Ventures II, P.C., MCS Ventures III, P.C., MCS Ventures IV, P.C., MCS Ventures V, P.C., MCS Ventures VI, P.C., MCS Ventures VII, Michael Blumhoff, M.D., Capital Group Holdings, Inc. and Erik J. and Jane Doe Cooper.

Pursuant to the Complaint, Mr. Bressler is seeking damages relating to his employment and alleged ownership interests in Alliance Urgent Care, P.L.L.C. and the MCS Ventures I-VII, P.C. entities. Mr. Bressler is further seeking dissolution of Alliance Urgent Care, P.L.L.C. and the MCS Ventures I-VII, P.C. entities

Management believes the complaint to be meritless and that the Company will prevail in the action. As such, no accrual for any potential negative outcome or loss has been recorded in the accompanying financial statements as of September 30, 2012.

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

•	our current lack of working capital;
•	inability to raise additional financing;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	inability to efficiently manage our operations;
•	inability to achieve future sales levels or other operating results; and
•	the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in our annual Form 10-K filed with the SEC on October 15, 2012.

Throughout this Report references to “we”, “our”, “us”, “Capital Group Holdings”, “Capital Group”, “CGH”,OneHealthPassTM, OHP, OneHealth, OneHealth Urgent Care, OHUC, “the Company”, and similar terms refer to, Capital Group Holdings, Inc.

Company History

We were incorporated under the laws of the state of Minnesota in 1980 as Implant Technologies, Inc. On September 19, 2007, the Company filed a certificate of amendment to the Company’s Articles of Incorporation changing its name to Oasis Online Technologies, Corp. On October 29, 2010, we changed our name to Capital Group Holdings, Inc.

On September 3, 2012 The Company and its wholly owned subsidiary OneHealth Urgent Care, Inc., an Arizona corporation, (“OneHealth UC”) completed the acquisition of Alliance Urgent Care by acquiring all of the assets, liabilities, and operations of combined entities owning Alliance Urgent Care MCS Ventures I through VII (“Sellers).   (See Note 2 to the financial statements) OneHealth Urgent Care now operates 7 urgent care clinics through its wholly owned subsidiary Alliance Urgent Care. One Health UC has plans for expansion into additional states.

Capital Group Holdings, Inc.

Capital Group Holdings, Inc. (OTCQB: CGHC, “Capital Group”) is an acquirer and operator of innovative health and wellness organizations that have strong market presence, brand awareness, and talented management teams working towards achieving exceptional performance over time. The Company, through its subsidiaries, currently operates 7 urgent care clinics (“OneHealth Urgent Care,” “OneHealth UC”) in metropolitan Phoenix, Arizona and will soon launch its telemedicine services through its subsidiary One Health Pass Inc. One Health Pass Inc.  (“OHP”). OneHealthPass™ is a direct-to-consumer medical membership program (provided by One Health Pass Inc.) that provides members with 24/7/365 access to board-certified physicians via telephone or internet. Capital Group is positioning these companies to provide immediate access to medical services to the public in an effort to avoid any delay in access to physicians and to provide a significantly lower cost for high quality, patient-centric healthcare.

Our customers can reach a physician any time, day or night, can access basic medical services, and have the ability to receive sound medical advice and treatment for the most common minor medical issues. Our network of independent board-certified doctors may, at their discretion, provide prescriptions for treatment that can be retrieved immediately at the member’s local pharmacy. Should a member need to be examined in person, they can be examined at one of our local urgent care clinics, or be referred elsewhere such as the ER, a primary care doctor, or even a specialist. Capital Group’s strategy of partnering OHP with OneHealth Urgent Care is unique. The linkage will allow us to direct our new OHP members to our urgent care clinics instead of competitor clinics when they get sick, thus significantly extending our membership services, promoting customer loyalty, and significantly reducing the inherent medical liability associated with traditional telemedicine services.

OneHealthPass™

OneHealthPass™ (“OHP”) is a membership program that provides access to board-certified physicians via the telephone and internet. Membership is billed monthly and members may utilize the service at any time. Should our members require additional consultations, there is a small surcharge that is added to their billing to accommodate additional consultations. OneHealthPassTM offers the following features:

•	Immediate access to consultations 24/7/365
•	Treatment for non-emergency ailments (cold & flu, allergies, sinus problems, bronchitis, etc.)
•	Telephonic or live video consultations over a broadband connection
•	Highly secure HIPAA compliant electronic health record (EHR) storage and retrieval
•	24-hour customer service agents

Capital Group plans to aggressively market OneHealthPass™ direct to consumers via local television and internet marketing campaigns. The Company plans to leverage the exposure of television advertising with a complex, information-driven Search Engine Optimization (“SEO”) campaign to educate prospective members on the benefits of OneHealthPass™. Our Direct Response Television (“DRTV”) program is anticipated to create millions of impressions and a significant number of new OneHealthPassTM memberships. We believe that having access to physicians via the telephone and web, as well as access to nearby urgent care centers can provide them with most of their basic healthcare needs. OneHealthPassTM was created to lead Capital Group’s growth by providing broad access to telehealth services in conjunction with new urgent care clinics in each new state.

OneHealth Urgent Care

OneHealth Urgent Care (“OneHealth UC” or “OHUC”) provides walk-in, extended hour access for acute illness and injury care that is either beyond the scope or availability of the typical primary care practice or retail clinic, or a referral service from a OneHealthPassTM member. OHUC centers are full-service board certified-staffed urgent care clinics that provide convenient access to affordable, high-quality care for episodic acute events requiring immediate attention, initially serving the greater metro Phoenix community.

OneHealth Urgent Care customers experience an average service time (check-in to check-out) of under 40 minutes (better than industry average), versus more than four hours, on average, for ER wait times. The cost of an urgent care visit is one-sixth the cost of an ER visit. OHUC provides care on a walk-in basis between 8 am and 8 pm, the hours which account for 80% of ER visits. OneHealth Urgent Care’s performance has exceeded expectations. OHUC revenues exceeded $5.4 million in 2011, growing at least 30% since 2010.

Additional OneHealth Urgent Care facts include:

•	Opened 7th clinic in October 2012
•	Emphasis on providing a patient-centric experience
•	99% customer satisfaction

•	Always staffed with a licensed, board certified providers, most of whom are physicians
•	Ability to deal with high acuity medical conditions
•	40 min door-to-door time or less for 90% of patients
•	Equipped with digital x-ray, lab, Electrocardiogram (EKG)
•	Branded, with passive and active marketing and advertising campaigns

OneHealth Urgent Care clinics are located in cities with high ER volume, strong demographics and busy primary care physicians. OneHealth Urgent Care is actively seeking prospective site locations for de novo clinics in Arizona and Nevada and has generated potential leads for acquisitions in Arizona, California and Nevada. OneHealth Urgent Care operates billing and collection process that have overseen significant improvement in Days Sales Outstanding ("DSO") over time. Using Electronic Medical Records ("EMR"), electronic submissions whenever possible, and sending out claims within 24 hours helps expedite insurance payments. There are numerous processes in place to ensure accuracy of bills going out, tracking of all incoming payments, resulting in rapid posting, supported by vigorous, detailed policies for following up on denied claims. All billing and collections are processed in-house.

OneHealth Urgent Care will deliver a far-reaching direct-to-consumer television campaign designed to create approximately three million impressions per month. This campaign will be managed separate from the DRTV for OneHealthPassTM, with both designed to complement each other.

Competitive Landscape

Telehealth

As the demand for telehealth grows, companies such as Teladoc, ConsultADoctor, WhiteGlove Health, and MD247.com may gain market share. Like OneHealthPassTM, these companies generally offer 24/7 access to a doctor via phone, email, and video, as well as online lab testing and results, prescriptions via phone, and a professional online personal health manager.

OneHealthPassTM is starting with a small-scale retail entry into the telehealth market; it is focused on the individual managing his or her own personal health. By managing individual customer access, as opposed to large groups, we maintain relationships with our customers, and can offer a myriad of telehealth services without the significant cost of enterprise-level development costs and integration that larger companies must incur.

The Company’s sales and marketing plan is targeted towards acquiring individual memberships for OHP as opposed to targeting large employer and/or association groups (payors). We are looking to acquire individual membership accounts for 2 main reasons: 1. Avoid any issues that could arise with insurance regulators who may construe OHP as exhibiting features of an insurance product and 2. The Company should realize significantly higher margins because of retail pricing for individuals as opposed to the current wholesale pricing models employed by our competition that primarily sell plans based upon large groups. The OHP pricing model has a base membership fee and an adjusting “utilization” fee month by month based upon the number of actual consultations that are performed. Our competition typically charges a very nominal fee (or none at all) to the payor and then charges consultation fees to the individual group member obtaining the consultation. We feel this model requires an extraordinary amount of operating capital to become profitable because revenue is based upon actual consultations performed at very slim margins whereas OHP customers are billed a recurring monthly fee and accrue consultations over time as they pay their monthly membership fees.

Urgent Care

As one of the fastest-growing segments of the American healthcare system, urgent care services have grown in size and market acceptance. Urgent care companies including NextCare Urgent Care, Fast-Med Urgent Care, and other locally-owned urgent care clinics may provide significant competition. The following macroeconomic trends support continued urgent care sector growth:

•	Increasing ER volume and declining number of ERs
•	Growing costs and lesser access
•	Health reform adding millions of newly insured Americans to the system
•	Aging population requiring more healthcare

Industry conditions are favorable:

•	Clear value to both patients and payors – better quality of care, lower costs, greater access
•	Industry is fragmented
•	Lack of customer focus in the industry
•	Large and relatively untapped parts of Southwest

Management Team

Erik J. Cooper
Capital Group Holdings, Inc. - Chairman, CEO

Mr. Cooper has served on the Company’s Board of Directors and held various officer positions with the Company since July of 2007.  He was elevated most recently to Chairman of the Board and CEO on June 28 2011.  Mr. Cooper whose broad expertise as an entrepreneur is centered around mass marketing was also elected to serve as the President of One Health Pass, Inc. the Company’s tele-medicine subsidiary to oversee the development and launch of OHP services.  Mr. Cooper previously served as President and COO of the Company from Feb. 2010 to July 2011 and prior to that served as Chairman and CEO from July 2007 to Feb. 2010. Mr. Cooper also founded and serves as President of Big Eye Capital, a private Arizona corporation which advises small to medium-sized businesses in product development, sales and marketing, financing and real estate management.  Prior to joining the Company Mr. Cooper was a leading mortgage banker for Centex, a fortune 500 company and in his 8 year tenure secured over $80 million in retail residential financing for over 500 families.  He was responsible for the mass marketing of mortgage products though television and print advertising.  Mr. Cooper was also co-founder of Solarcomm Wireless, a nationwide wholesale and retail distributor of wireless products and services.

Eric Click
Capital Group Holdings, Inc. - Director, COO, CFO

Prior to his appointment on July 21, 2011 as Director, COO and CFO Mr. Click has spent over 20 plus years working in finance, operations, and sales; providing strategic, thought leadership while driving results. He has been essential in establishing goals, implementing objectives, and financial controls over operating groups; thereby driving a culture of responsibility coupled with accountability. Mr. Click has worked in many facets of operations and sales: including expense management, budgeting, restructuring, contract negotiations and project management, compliance, brand development, training, and new business development.

Mr. Click earned is finance degree from the prestigious W.P. Carey School of Business at Arizona State University.  Prior to his current role with Capital Group Holdings, Inc., Mr. Click worked as a Certified Mortgage Planner with Prime Lending Inc. / CTX Mortgage Company from February 2004 to May 2010.  Mr. Click also held the position of Manager of Finance at American Express Company Inc. from June 1996 to January 2004.

Michael J. Epps
Capital Group Holdings, Inc. - IT Manager

Mr. Epps joined the Company full-time November 5, 2012 bringing his 15 years of experience in information technology and project management specializing in electronic billing, call center software development and management, medical billing applications and software.  Throughout his career Mr. Epps has provided conceptual leadership, application architecture development, project management and development for technology solutions and management for a variety of industries including telecommunications, defense, marketing and government.  Prior to joining the Company Mr. Epps was Director of Technology for Advanced Focus LLC, an internet service provider.

Mike Blumhoff, MD
OneHealth Urgent Care - Medical Director, CEO
Capital Group Holdings, Inc. – Director

Dr. Blumhoff has served as the Chief Executive officer and Medical Director of Alliance Urgent Care since its inception in March of 2006. When the Company acquired Alliance Urgent Care, on September 3rd, 2012 Dr. Blumhoff became the Chief Executive Officer and Medical Director of OneHealth Urgent Care, Inc as well.  On November 14, 2012 Dr. Blumhoff accepted a position on the Board of Capital Group Holdings, Inc. Dr. Blumhoff has a long and successful career as a Medical Director and entrepreneur in the urgent care field. Prior to starting Alliance urgent care in 2006 and building it from one clinic to the 7 clinics it now operates from 2002 to 2006 Dr. Blumhoff successfully grew NextCare from 5 to 26 clinics. Dr. Blumhoff completed his residency in Family medicine at St Joseph’s Hospital and Medical Center in Phoenix Arizona.

Rose Hanne
OneHealth Urgent Care – COO, Clinical Manager

Rose Hanne has served as Chief Operating Officer for Alliance Urgent Care ("Aliance") since December 2006. She has been a key member of the team which developed Alliance’s unique people-focused, efficient care delivery model. Prior to joining Alliance, Mrs. Hanne spent 9 years at Banner Health. Initially as part of the physician practice management consulting team where she specialized in analyzing operations and implementing efficiency improvement measures before moving on to Occupational Health Services where she reorganized the billing, information system, and care delivery model. Under her direction, the Business Health Services division grew from 4 to over 30 Occupational Health and School Based clinics in multiple states. Mrs. Hanne was also tasked with restructuring Banner’s Emergency Management Services which was responsible for disaster recovery and emergency response planning. During her time at Banner She was recognized on multiple occasions for achieving “World Class” employee engagement ranking as part of the Gallup organization measure of employee engagement. She also received the highest physician client satisfaction scores among her peer group.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Capital Group Holdings”, “Capital Group”, “CGHC”, “the Company”, “Alliance Urgent Care”, “AUC”, “One Health Urgent Care”, “OHUC”, and similar terms refer to, Capital Group Holdings, Inc. and subsidiaries unless otherwise expressly stated or the context otherwise requires. This discussion contains forward-looking statements that involve risks and uncertainties. Capital Group Holdings Inc’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this filing.

Management of the Company continues to pursue avenues of generating cash or revenues during the next twelve months from the date of issuance of this Form 10-Q.  The Company is pursuing financing to market and build the infrastructure for One Health Pass Inc.  Management believes that with the current market demand and growth in Telemedicine services, along with our planned marketing and infrastructure development, the Company will generate positive cash flow from operations from  when our telehealth services are brought to market in the next twelve months from the date of issuance of this Form 10-Q.

On September 3, 2012 The Company and its wholly owned subsidiary OneHealth Urgent Care, Inc., an Arizona corporation, (“OneHealth UC”) completed the acquisition of Alliance Urgent Care by acquiring all of the assets, liabilities, and operations of combined entities owning Alliance Urgent Care MCS Ventures I through VII (“Sellers).   (See Note 2 to the financial statements) OneHealth Urgent Care now operates 7 urgent care clinics through its wholly owned subsidiary Alliance Urgent Care. One Health UC has plans for expansion into additional states.

The purchase of the Alliance Urgent Care operations and locations is key in that it changes some of the Company’s dynamics when it comes to seeking funding. Through this acquisition, the Company has moved from a development stage business to a fully functioning operating unit. To date AUC has produced positive cash flows from operations sufficient to retire almost all of the debt the newly acquired unit has produced during its creation and expansion. It immediately gives the Company access to a working line of credit for $1,250,000 that expires in May 2013. As of this filing the amount available under the line of credit was approximately $800,000.

In addition, the purchase, which was completed on September 3, 2012, occurred just prior to the beginning of AUC’s most productive time period. Historically,  most of AUC’s revenues and positive cash flow has been produced during the winter months. While there is no assurance that this will continue to be the case, management believes that the Phoenix, Arizona metropolitan area, wherein the subsidiary operates, is undergoing an economic recovery. Further, OneHealth UC (and its subsidiary Alliance Urgent Care) has recently opened a new facility (where a majority of the start-up costs had been incurred prior to acquisition) and this will only lead to more favorable operating results. The acquisition overall of AUC will help the Company tremendously in rolling out its Telemedicine concept, as it will have already established itself to have a genuine, fully functional platform from which to expand, or, to rely upon for cash flow if expansion plans should get delayed.

While there is no assurance that the Company will be able to obtain cash flow from operations or to obtain additional financing management believes that it will be successful.  To date the Company has already utilized some of the subsidiary’s capital resources to continue its expansion projects, and management thinks that based upon the size of current operations OneHealth UC should continue to generate positive cash flow. Management feels confident that this will continue. In addition, the company has identified two service providers to provide long-term marketing, strategic planning and investor relations assistance (see Note 7. Prepaid Expenses) through the issuance of Company stock. The Company is currently in negotiations with several potential investment sources for equity investment and/or debt financing for the Company. If successful, these will satisfy our long-term operations and capital expenditure plans. There are no guarantees that such negotiations will be successful to obtain additional funding for our long term goals. While management remains hopeful that one or more transactions will proceed, no assurances can be expressed that the Company will be successful in these negotiations. It is expected though that current levels of funding will continue from our newly acquired business.

Results of Operations

QUARTER ENDED SEPTEMBER 30, 2012 COMPARED TO THE SEPTEMBER 30, 2011 PERIOD

Since April 26, 2006, the Company had been a development stage company with no revenues reported.  We ceased being a development stage company on September 3, 2012, when the Company acquired the operations of Alliance Urgent Care.  The revenues reported for the quarter ended September 30, 2012 represent the revenues of the urgent care centers from the date of acquisition through the end of the quarter.

On a reporting basis the Company reflected an increase in losses of approximately $425,000, from $171,000 in 2011 to $596,000 in 2012. Approximately $130,000 of this loss is attributable to the increase in cost for Company compliance related to professional fees needed for its public filings, while $282,000 of the increased costs are associated with its operating expenses associated with the roll out of its strategic plans.  The loss related to the newly acquired subsidiary was marginal and for the month that the subsidiary’s operations were included its loss for this period was approximately $13,000.

Although the Company did not own AUC for the full quarter, pro-forma financials were prepared for the three month periods ending September 30, 2012 and 2011, respectively based upon AUC’s historical operations.  This was done in order to evaluate the Urgent care operations on a like period basis.

On a pro-forma basis revenues from OHUC/AUC for the quarters ending September 30, 2012 and 2011 would have been approximately $1,389,000 and $1,108,000 respectively.  Gross profits for the quarter would have been approximately $149,000, and $87,000, respectively.  Correspondingly, the net loss for the quarter ending September 30, 2012 and 2011 would have been approximately ($271,000) and ($205,000), respectively.  The reduction in gross profit and the increase in losses are directly related to two key events that happened later in the calendar year 2011 and the recent opening of a new facility in 2012.  Both of these events, the opening of the Phoenix facility in November 2011 and the opening of the Queen Creek location on October 8, 2012, caused operating expenses such as payroll, rent, utilities, insurance, and EMR expenses to be higher without any noticeable increase in revenue. For the Phoenix location the market has not yet matured as quickly as other similar OHUC locations. For the Queen Creek location significant operating expenses have been recorded without any corresponding revenue as the location did not open until after September 30, 2012.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. Prior to the acquisition of the urgent care business the Company met its capital requirements through the issuance of stock and by borrowings short term financing.

However, with the advent of the acquisition of the urgent care business, the addition of its two new service providers and its negotiations with various lenders management of the Company believes they are in a stronger position to meet the Company’s current and future cash flow needs.

The current balance sheet (after the acquisition) reflects a negative working capital of approximately $700,000. This is in large part due to the accrual of prior payroll and payroll related obligations that will be eliminated once the new funding is secured. Without this obligation the Company’s working capital would have been improved by approximately $970,000. If the Company is unsuccessful in securing this additional funding it will rely on the newly acquired subsidiary to continue to provide positive cash flow and the remaining existing line of credit to meet its short term needs.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  We ceased being a development stage company on September 3, 2012, when the Company acquired the operations of Alliance Urgent Care.  The revenues reported for the quarter ended September 30, 2012 represent the revenues of the urgent care centers from the date of acquisition.  Since we do not have a long history in generating revenue, we have negative cash flows from operations, and negative working capital, the Company’s independent registered public accounting firm has included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the year ended June 30, 2012.

Our financial statements were last audited as of June 30, 2012, before the acquisition of our operating subsidiary and our independent registered public accounting firm, at that time, had included a reference to substantial doubt about our ability to continue as a going concern.  Management is of the belief that there were factors that minimized cash flows from operations as our Phoenix location opened in November of 2011 and patient traffic has not yet fully matured. The Company also opened its Queen Creek location in October of 2012 and no revenue from operations has been realized yet.  In addition the metro Phoenix area tends to be seasonal with a higher population residing in the metro area during the winter months. Management is optimistic about the Company’s prospects for the future.

These consolidated financial statements have been prepared with the assumption that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. If we are unable to obtain additional financing we may not be able to execute our operating plans. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies during the period ended September 30, 2012, with the exception of those related to the operation of OneHealth Urgent Care. We believe the following represents our most critical accounting policies.

Revenues

The Company recognizes revenue when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The fee for the arrangement is fixed or determinable; and
•	Collectability is reasonably assured.

The Company’s revenue is entirely derived from its urgent care business and is comprised of patient related fees for the provision of emergency medical services. The majority of the Company’s revenue is received from insurance providers associated with the patient. The amount of reimbursement is generally contractually controlled by the insurance providers, and is dependent upon the nature of the service provided. Typically, the Company also receives a co-pay from the patient at the time of service. These are largely paid through the use of credit cards. Merchant fees in regards to the use of credit cards are charged to expense.

The Company’s revenues are subject to some seasonal fluctuation. The Company operates in a geographic area where many of its patients are winter visitors. As such, monthly revenues during the period from late May through September are lower than the remainder of the year.

Valuation of Deferred Tax Assets

The Company regularly evaluates its ability to recover the reported amount of deferred income tax assets considering several factors, including an estimate of the likelihood that the Company will generate sufficient taxable income in future years in which temporary differences reverse and net operating loss carry forwards may be used. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, the Company offset its net operating loss deferred tax assets by an equivalent valuation allowance as of September 30, 2012 and 2011.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but not limited to, useful lives of property and equipment, fair value of equity instruments, carrying value and recoverability of intangible assets and goodwill, realization of accounts receivable, and valuation of deferred tax assets. Actual results could differ from those estimates.

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

For purposes of determining the fair values of warrants using the Black-Scholes option pricing model, the Company used the following assumptions in the year ended September 30, 2011, there were no warrants issued in
2012:

Period ending September 30, 2011

Expected volatility	239.79%
Risk-free interest rate	0.83%
Warrant life	3
Expected dividends	0%

Given the trading market for its common stock, the Company estimated the volatility of stock based on week ending closing prices over the expected term of the warrant. As a result, depending on how the market perceives any news regarding the Company or its earnings, as well as market conditions in general, it could have a material impact on the volatility used in computing the value we place on these equity instruments.

The fair value of equity instruments issued in regards to the acquisition of the Alliance Urgent Care business was determined based upon a preliminary independent valuation of the operations, and is subject to material change upon completion.

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

Based on that evaluation, our chief accounting and chief executive officers concluded that, as of September 30, 2012, our disclosure controls and procedures were, subject to the limitations noted above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Management intends to address its deficiencies in internal controls and disclosure procedures as it works to integrate the accounting of OneHealth Urgent Care with the operations of Capital Group Holdings, Inc.

While the Company has identified certain material weakness in its system of internal control over financial reporting, it believes that is has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the three months ended September 30, 2012, as it relates to the operations of Capital Group Holdings, Inc.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

On November 13, 2012, the Company appeared as a Defendant in the action entitled Christopher Bressler, M.D. vs. Alliance Urgent Care, P.L.L.C., et al. filed by Christopher Bressler, M.D. in the Superior Court of Arizona, Maricopa County on September 13, 2012.

The named defendants are: Alliance Urgent Care, P.L.L.C., MCS Ventures I, P.C., MCS Ventures II, P.C., MCS Ventures III, P.C., MCS Ventures IV, P.C., MCS Ventures V, P.C., MCS Ventures VI, P.C., MCS Ventures VII, Michael Blumhoff, M.D., Capital Group Holdings, Inc. and Erik J. and Jane Doe Cooper.

Pursuant to the Complaint, Mr. Bressler is seeking damages relating to his employment and alleged ownership interests in Alliance Urgent Care, P.L.L.C. and the MCS Ventures I-VII, P.C. entities. Mr. Bressler is further seeking dissolution of Alliance Urgent Care, P.L.L.C. and the MCS Ventures I-VII, P.C. entities

Management believes the complaint to be meritless and that the Company will prevail in the action. The Company has retained the firm of LaVelle & LaVelle, PLC to vigorously defend the action.

Item 1A.                      Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed on October 15, 2012. There has been no material changes in the Company’s assessment of its risk factors during the quarter ended September 30, 2012, as it relates to the operations of Capital Group Holdings, Inc. As management has only recently assumed responsibility for the operations of AUC, we have not formed an opinion as to any additional risk factors beyond our ability to successfully integrate and operate AUC with Capital Group Holdings, Inc.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

On August 16, 2012, the Company issued 1,500,000 shares of restricted common stock to Directors and Officers of the Company for services rendered: Erik J. Cooper 500,000, Jean Rice 500,000, Eric Click 500,000.

On August 23, 2012, the Company issued 20,000 shares of restricted shares common stock to Joshua Buckheister for services fully performed and completed.

On September 3, 2012, the Company issued 20,600,000 shares of restricted common stock in conjunction with the purchase of the assets, liabilities, and operations of Alliance Urgent Care, P.L.L.C. and MCS Ventures I through VII, P.C.

On September 20, 2012, the Company issued 133,334 shares of restricted common stock in conjunction with an existing stock subscription receivable.

On September 20, 2012, the Company issued 22,400 shares of restricted common stock for the conversion of an outstanding convertible note with a principal balance of $5,000 and accrued interest of approximately $600.

On July 16, 2012, the Company issued 1,000,000 shares of restricted common stock in conjunction with a consulting agreement with Belmont Acquisitions, LLC.  The stock was valued at $0.10 per share based on the consulting agreement and the expense is being amortized over the three year term of the agreement.

On July 16, 2012, the Company issued 2,000,000 shares of restricted common stock in conjunction with a consulting agreement with Prodigee Marketing Group, LLC.  The stock was valued at $0.35 per share based on the agreement and the expense is being amortized over the five year term of the agreement.

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

Item 3. Defaults Upon Senior Securities.

None.           Not applicable.

Item 4. Mine Safety Disclosures

None.           Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

    Index to Exhibits:

Statements

Condensed Consolidated Balance Sheets at September 30, 2012 and June 30, 2012.

Condensed Consolidated Statements of Operations (Unaudited) for the three months ending September 30, 2012 and 2011.

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ending September 30, 2012 and 2011.

Notes to Condensed Consolidated Financial Statements.

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Amended and Restated Articles of Incorporation filed with the Minnesota Secretary of State on September 19, 2007.	3.1	8-K	10/4/2007

Bylaws	3.3	10-SB	12/14/2006

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Erik J. Cooper Erik J. Cooper	Chairman President Chief Executive Officer	December 7, 2012

/s/ Eric Click Eric Click	Director Secretary Treasurer Chief Operating Officer Chief Financial Officer Principal Accounting Officer	December 7, 2012