Form 10-Q
period 2012-12-31
Capital Group Holdings, Inc.
filed 2013-02-14
CIK 703339

\UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.  As of February 8, 2013, there were 83,032,555 shares of our common stock ($0.01 par value) outstanding.

CAPITAL GROUP HOLDINGS, INC.

Part I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

CAPTIAL GROUP HOLDTINGS, INC.
CONDENSED CONSOLITED BALACE SHEETS

	December 31, 2012	June 30, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 605,839	$ 8,452
Accounts receivable, net of allowance for doubtful accounts and discounts	734,607	-
Inventory supplies	21,105	-
Prepaid expenses	322,755	-
Other assets	-	7,500

Total current assets	1,684,306	15,952

Property and equipment, net of depreciation	842,545	7,842
Prepaid expenses	361,028	-
Intangible assets, net of amortization	4,670,621	-
Trade name	300,000	-
Goodwill	5,546,909	-
Note receivable	10,000	10,000
Deposits	83,203	-

TOTAL ASSETS	$ 13,498,612	$ 33,794

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilites:
Accounts payable	$ 539,508	$ 181,004
Accounts payable to related party	4,165	4,165
Accrued expenses and payroll	1,454,224	943,871
Notes payable and line of credit - current portion	832,727	-
Convertible notes payable, net of discounts and warrants	-	4,944
Financing leases, current	14,825	-
Deferred taxes	92,450	-
Total current liabilities	2,937,899	1,133,984

Long-Term Liabilities:
Notes payable	62,039	-
Deferred income taxes	138,579	-
Marketing advance	-	190,000

TOTAL LIABILITIES	3,138,517	1,323,984

CONTENGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $0.01 par value, 300,000,000 shares authorized
82,906,855 and 56,131,121 issued and outstanding as of December 31, 2012
and June 30, 2012, respectively	829,069	561,311
Additional paid-in capital	22,012,172	9,318,200
Common stock subscribed	241,457	260,700
Accumulated deficit	(12,722,603)	(11,430,401)

Total stockholders' equity (deficiency)	10,360,095	(1,290,190)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 13,498,612	$ 33,794

See accompanying notes to condensed consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended

	12/31/2012	12/31/2011	12/31/2012	12/31/2011

Revenues	$ 1,736,029	-	$ 2,244,454	$ -

Cost of Revenues	1,265,363	-	1,656,505	-
Gross profit	470,666	-	587,949	-
Expenses:
General and administrative	1,012,545	136,071	1,680,143	299,031
Amortization of intangible	99,838	-	129,379	-
Depreciation expense	44,221	-	58,126	-
Total operating expense	1,156,604	136,071	1,867,648	299,031
Operating income (loss)	(685,938)	(136,071)	(1,279,699)	(299,031)
Other Income and (Expense)
Interest income	16	-	18	632
Interest expense	(9,936)	(8,972)	(12,521)	(17,420)
Other	-	-	-	-
Total other income (expense)	(9,920)	(8,972)	(12,503)	(16,788)
Income (loss) before income taxes	(695,858)	(145,043)	(1,292,202)	(315,819)
Provision for taxes	-	-	-	-
Net income (loss)	(695,858)	(145,043)	(1,292,202)	(315,819)
Net loss per share basic and diluted	-	-	-	-
Weighted average common shares outstanding - basic and diluted	82,668,393	$ 55,678,121	$ 74,034,300	$ 55,678,121

See accompanying notes to condensed consolidated financial statements

CAPITAL GROUP HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended 12/31/2012	For The Six Months Ended 12/31/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income / (Loss)	$ (1,292,202)	(315,819)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	86,458	3,115
Amortization of stock for services	207,040	-
Allowance for discounts	45,543	-
Deferred income tax	231,029	-
Common stock issued for services	801,400	-
Accrued interest and discount on convertible notes payable	-	28
Accounts receivable	(197,609)	-
Inventory supplies	(21,105)	-
Other assets	112,376	-
Prepaid expenses and deposits	(604,695)	10,000
Accounts payable	159,370	4,656
Accured expenses and payroll	316,008	161,820
NET CASH PROVIDED (USED) BY IN OPERATING ACTIVITIES	(156,387)	(136,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired with purchased business	563,728	-
Purchase of property and equipment	(345,005)	-
Payment of note receivable	-	(10,000)
Proceeds from sale of property and equipment	-	437
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	218,723	(9,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on line of credit	503,219	-
Payments on notes payable	(21,112)	-
Payments on capital lease	(17,056)	-
Issuance of Common Stock and collection on subscription receivable	70,000	10,000
Proceeds from stock subscribed	-	136,200
CASH PROVIDED (USED) BY FINANCING ACTIVITIES	535,051	146,200
NET CHANGE IN CASH	597,387	437
CASH BALANCES
Beginning of period	8,452	339
End of period	$ 605,839	776
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
FINANCING ACTIVITIES
Stock issued for director's fees	$ 90,000	-
Stock issued in conjunction with consulting contracts net of
unamortized expenses of $594,360	$ 207,040	-
Purchase of Alliance Urgent Care, P.L.L.C from MCS Ventures I
through VII, P.C. for stock	$ 12,000,000	-
Common stock issued for conversion of note and accrued interest	$ 5,600	-
Shares issued for subscription receivable	$ 19,243	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$ 10,835	$ -
Income taxes	$ -	$ -

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

2. Purchase of Business

On September 3, 2012, (amended on November 30, 2012 with an effective date of September 3, 2012), the Company’s wholly owned subsidiary OneHealth Urgent Care, Inc. (“OHUC”) purchased from MCS Ventures I thru VII all of the assets, liabilities and operations of those entities comprising and including Alliance Urgent Care PLLC (“AUC”) pursuant to an Asset Purchase Agreement for 10 million shares of the Company’s common stock. In addition, under a separate employment agreement executed on the same day as the purchase, the Company committed to issue an additional 10.6 million shares of its common stock as a onetime stock bonus. The Company is a publicly traded entity whose stock is quoted under the symbol CGHC on the OTCQB operated by OTC Markets (the “OTC QB”). After the date of the purchase AUC operates as a wholly owned subsidiary of OHUC.

The stock that the Company issued pursuant to both the Asset Purchase Agreement and the Employment Agreement contain a stock price guarantee as follows:

A.           Stock Price Guarantee for Year #1, if by September 5, 2013, the Closing Price of the common stock of Capital Group Holdings, Inc. has not been equal to or exceeding $1.00 for 20 consecutive trading days immediately prior, Capital Group Holdings, Inc. shall issue to Sellers such number of additional restricted shares of its common stock as to make up the difference between $10,000,000 (10,000,000 purchase shares X $1.00) and the actual Closing Price of the common stock multiplied by 10,000,000 shares.  (For example if the actual Closing Price of the common stock was $.80 Sellers would be issued 2,500,000 additional shares.  {$10 million – $8 million [$0.80 X 10,000,000 = $8,000,000] = $2 million shortfall; $2,000,000/$0.80 per share = 2,500,000 shares).

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

Floor Price.  For purposes of calculating the Stock Price Guarantee there shall be a floor price set for each of the two periods limiting the amount of stock to be issued to compensate Sellers for certain price fluctuations;  $0.20 cents per share for the Stock Price Guarantee for Year # 2.

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

The $12,000,000 purchase price, and its allocation, is preliminary as of December 31, 2012.  The preliminary estimates of fair values recorded are determined by management on various market and asset appraisals, and in consultation with an independent third-party appraiser.  The purchase price, and its allocation, will remain preliminary until the Company receives a completed third-party valuation report that determines the fair value of the assets acquired, and management has reviewed and concurred with the report.  The final amounts allocated to the assets acquired could differ significantly from the preliminary recorded amounts.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Goodwill	$ 5,546,909
Trade Name	300,000
Customer Related Intangibles	1,900,000
Process Related Intangibles	2,900,000
Liabilities Assumed	(860,000)
Deferred Income Tax	(231,109)
Cash	562,800
Receivables	573,100
Other Receivables	105,000
Prepaid Expenses	219,700
Property and Equipment	667,200
Deposits	65,700
Note Receivable – Capital Group	250,700

Total Value of Common Stock Issued	$ 12,000,000

3. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended June 30, 2012 on Form 10-K filed with the Securities and Exchange Commission on October 15, 2012.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries and the acquisition entry, which in the opinion of management are necessary to present a fair statement of the results for the period.  The results of operations for the six  month period ended December 31, 2012 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation and Basis of Presentation – As of December 31, 2012, the Company is comprised of itself, its wholly owned subsidiary One Health Urgent Care (“OHUC”), (and its subsidiary Alliance Urgent Care,  PLLC), that operates its newly acquired urgent care facilities (its only current operating line of business). The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. The nature of the urgent care business is to provide alternative treatment facilities to the hospital based emergency room for family related urgent medical care needs. The oldest of these facilities commenced operations in March 2006. As of December 31, 2012, the operations are comprised of seven urgent care facilities. These facilities have opened at different times since February of 2007, and are located throughout the metropolitan Phoenix area. The seventh location opened during October, 2012. All significant intercompany balances and transactions have been eliminated in the accompanying financial statements.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate realization of assets and settlement of liabilities in the future could materially differ from those estimates. Significant estimates include the realization of receivables, the method of depreciation/amortization and useful lives assigned to fixed assets and intangible assets, the valuation of stock issued in the acquisition of Alliance and its allocation to the fair value of assets acquired, the realization or impairment of fixed assets, intangible assets and goodwill, the revenue to be recognized from services performed based on the estimated net rate of reimbursement from the various insurance companies, and the contingent liability contained in the stock price guarantees

Cash and cash equivalents – Cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase. Cash at the end of each period reflects amounts on deposit with banking facilities.

Allowance for doubtful accounts and discounts - The Company’s urgent care business bills all of its patients based upon standard rates. OHUC/AUC has entered into contracts with various insurance providers whereby the rates are fixed by these contracts. These rates average about twenty-two (22%) percent lower than the standard billing rate. Consequently, the Company records a reserve against its receivable balance to reflect these agreements. This reserve is netted against the reported amount of revenues.

OHUC/AUC follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. The Company does not record or accrue finance charges on accounts receivable, and they are generally unsecured.

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

Intangible Assets and Goodwill – Intangible assets are comprised of trade name and goodwill, and customer and process intangibles.  Trade name and goodwill are considered to have indefinite lives and are not amortized.  They are reviewed for impairment whenever circumstances indicate impairment in value may have occurred.  Customer and process intangibles are amortized over their estimated useful lives of eleven to fourteen years.

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

Revenues - The Company recognizes revenue when all of the following criteria have been met:

-Persuasive evidence of an arrangement exists;
-Delivery has occurred or services have been rendered;
-The fee for the arrangement is fixed or determinable; and
-Collectability is reasonably assured.

The Company’s revenue is currently entirely derived from its urgent care business and is comprised of patient related fees for the provision of urgent medical care. The majority of the Company’s revenue is received from insurance providers associated with the patient. The amount of reimbursement is generally contractually controlled by the insurance providers, and is dependent upon the nature of the service provided. Typically, the Company also receives a co-pay from the patient at the time of service. These are largely paid through the use of credit cards. Merchant fees in regards to the use of credit cards are charged to expense.

The Company’s revenues are subject to seasonal fluctuation. The Company operates in a geographic area where many of its patients are winter visitors. As such, monthly revenues during the period from late May through November are lower than the remainder of the year.

Income and Other Taxes – As of September 3, 2012, management  recorded a current deferred liability related to the above acquisition to reflect items of income and expenses previously taken for receivables not recognized as income, prepaid expenses net of accrued expenses and payables not previously deducted. The combined amounts of these items generated a deferred tax expense of approximately $92,000. In addition, the Company recorded a non-current deferred tax liability related to the difference in tax depreciation taken versus recorded for book purposes at the time of acquisition of approximately $139,000. The tax rate utilized by the Company was estimated to be 40%. At this time the Company has not recognized any other deferred taxes or recorded a tax benefit for losses incurred as there is no assurance that the Company and its subsidiaries will be profitable in the near future. As a result goodwill related to the acquisition increased by $231,109.

The Company is not current in all of its federal and state tax filings, and it and its subsidiaries are subject to the possibility of federal or state income tax examinations. Currently, there have been no such examinations and the entities are open for audit for approximately the last four years. Management believes that as a result of their net operating losses that any negative adjustments would be offset by these losses.

The Company has accrued for unremitted payroll taxes, and employee withholdings due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of December 31, 2012 as part of accrued payroll liabilities.

Earnings Per Share - Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding for the respective periods.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are comprised of options, warrants, convertible debt, and share price guarantees, that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of December 31, 2012 and 2011, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive.

Advertising - The Company expenses advertising costs as incurred.

Reclassifications- Certain minor reclassifications have been made to the 2011 balances to conform with the presentation used for 2012 amounts.

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

4. Going Concern

While the Company now has revenue, earnings and substantial assets it continues to operate at an overall loss and is currently seeking various funding sources to; replenish its line of credit, and fund additional initiatives that the Company believes will generate additional revenue and income. The Company is seeking capital in the form of a mixture of longer term debt and/or equity and while the Company is confident that in the near term  these new sources of capital will be concluded, there is no assurance that the Company will be successful in its efforts. Consequently, while it will be able to continue to effectively operate its urgent care subsidiary, its ability to continue other operations at the same level or pursue its other initiatives is in doubt.  The Auditor’s opinion for the fiscal year ended June 30, 2012 contained a reference to this uncertainty.

5. Accounts Receivable

The Company’s receivables consist primarily of amounts due from the patients’ insurance providers.  At December 31, 2012 the gross receivable balance was $941,804 and net of a related allowance for insurance discounts of $207,197 the net receivable balance equaled $734,607.

6. Inventory Supplies

The Company’s supplies inventory represent various items needed to run an urgent care center on a daily basis such as tracheotomy tubes, oxygen tanks, gauze, bandages, syringes, Lidocaine, surgical gloves, sutures and other such items needed on a daily and continual basis.  These items are reported at cost.

7. Prepaid Expenses

At December 31, 2012 the Company had prepaid expenses consisting of prepaid consulting fees, prepaid insurance, and prepaid rent of $683,783 of which $322,755 was considered a current asset with the remainder of $361,028 as non-current. The non-current portion is related to long term consulting contracts with two independent service providers to assist the Company with long term strategies, investor relations and marketing. The non-current portion will be amortized over the life of the remaining contracts.

8. Fixed Assets

The Company’s property and equipment consists of tenant improvements, x-ray machines and various other items of medical and office equipment. Depreciation is recorded on the straight-line basis with tenant improvements depreciated over ten (10) years, and medical and office equipment depreciated over seven (7) years.  Depreciation expense for each of the six month periods ending December 31, 2012 and 2011 were $58,126 and $0, respectively. For the three month periods ending December 31, 2012 and 2011depreciation expense was $44,221 and $0, respectively.

Fixed assets consist of the following as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012

Medical and Office Equipment	$ 383,410	$ 18,472
Tennant Improvements	527,891	-
Less accumulated depreciation	(68,756)	(10,630)
	$ 842,545	$ 7,842

9. Notes Payable and line of credit

Notes payable and line of credit consist of the following at:

	December 31, 2012	June 30, 2012
Line of credit with Wells Fargo Bank (discussed below)	$ 793,619	$ -

Note payable to a bank. interest at 8% per annum. with monthly payments of
$3,050. matures on March 30,2013. collateralized by equipment. inventory and receivables of Alliance Urgent Care. The Note is personally guaranteed by
Michael Blumhoff. M D. The Company assumed liability for any guarantees of
Sellers under indemnification provisions of the Asset Purchase Agreement.	9,027	-

Note payable to a bank. interest at 4.95% per annum, with monthly payments of $2,835. matures on November 01, 2015, collateralized by equipment, inventory and receivables of Alliance Urgent Care. The Note is personally guaranteed by Michael Blumlioff. MD. The Company assumed liability for any guarantees of Sellers under indemnification provisions of the Asset
Purchase Agreement	92,120	-
	894,766	-
Less: current portion	(832,727)	-
	$ 62,039	$ -

Line of Credit with Wells Fargo Bank

The Company’s subsidiary OneHealth Urgent Care, Inc.’s operating company Alliance Urgent Care has a $1,250,000 line of credit agreement with Wells Fargo Bank. The line of credit is due and payable on April 15, 2013, unless extended. The agreement requires interest to be at the bank’s prime rate plus 1% with a minimum rate of 4.5% (effective rate of 4.5% at December 31, 2012). At December 31, 2012 and June 30, 2012, the Company’s outstanding balance under this line of credit was $793,619 and $0, respectively.  As of December 31, 2012 there was still $456,381 in funds available to the Company under this line of credit. However, subsequent to December 31, 2012 another $150,000 was withdrawn leaving a current available balance of $306,381

The line of credit is collateralized by the property and equipment of One Health Urgent Care and is personally guaranteed by Dr. Michael Blumhoff, MD.

10. Common Stock

It was determined on December 13, 2012 by unanimous consent of the Board of Directors and written consent of shareholders holding 53% of the Company’s common shares to increase the authorized common shares from 100,000,000 to 300,000,000 with a par value of $0.01 per share.

During the six months ended December 31, 2012, the Company issued 25,275,734.

On July 16, 2012, the Company issued 1,000,000 shares of restricted common stock in conjunction with a consulting agreement with Belmont Acquisitions, LLC.  The stock was valued at $0.10 per share based on the consulting agreement and the expense is being amortized over the five year term of the agreement.  On January 8, 2013 this agreement was terminated and a new agreement entered into without requiring the return of these shares. Consequently during the quarter ended December 31, 2012 the remaining prepaid expense of $90,836 was written off and charged to earnings. See the Subsequent Event footnote 19 for the terms of the new agreement

On July 16, 2012, the Company issued 2,000,000 shares of restricted common stock in conjunction with a consulting agreement with Prodigee Marketing Group, LLC.  The stock was valued at $0.35 per share based on the agreement and the expense is being amortized over the three year term of the agreement.

On August 16, 2012, the Company issued 1,500,000 shares of restricted common stock to Directors and Officers of the Company for services rendered: Erik J. Cooper 500,000, Jean Rice 500,000, and Eric Click 500,000.

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

On November 1, 2012, the Company issued to Rose Hanne, Chief Operating Officer of OHUC, 100,000 shares of restricted common stock as incentive shares for services to be performed for the Company.

11. Earnings per Share

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during each respective period.  The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both fiscal years would be anti-dilutive.  The following chart lists the securities as of December 31, 2012 and 2011 that were not included in the computation of diluted net loss per share because their effect would have been anti-dilutive:

	2012	2011
Common Stock	592,367
Warrants to purchase common stock	2,562,214	2,562,214
Convertible promissory notes		20,000
Share price guarantee-short term	18,267,925
Share price guarantee-long term	133,900,000
	155,322,506	2,582,214

12. Convertible Notes Payable and Warrants

As of June 30, 2012 there was one convertible note payable outstanding with a principal balance of $5,000, which had not been converted. The note, plus $600 of accrued interest, was converted into 22,400 shares of the Company’s common stock at $0.25 per share, during the quarter ended December 31, 2012.

The Company issued attached warrants to purchase its common stock with the issuance of the convertible notes payable. The warrants have an exercise price of $0.25 with three year expiration and immediate vesting. The fair value of each issuance is estimated on the date of grant using the Black-Scholes option pricing model.

The Black-Scholes option pricing model inputs used on the date of issuance have the following assumptions: stock price on the measurement date was between $0.05 and $0.60; expected term of three years; average expected volatility was 257%; and discount rate of 1.26%.

The following table summarizes information about the warrants outstanding during the quarter ended December 31, 2012:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of June 30, 2012	2,562,214	$ 0.25	1.25 Years
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding as of December 31, 2012	2,562,214	$ 0.25	1.00 Years	$ -
Exercisable as of December 31, 2012	2,562,214	$ 0.25	1.00 Years	$ -

The year-end intrinsic values are based on a December 31, 2012 closing price of $0.04 per share.

13. Financing Leases

The Company has entered into various financing (“capital”) leases to acquire medical equipment.  Under GAAP, these financing leases are required to be treated as loans and amortized accordingly. The effective interest rate on these leases is approximately 5%. These financing leases are collateralized by the equipment, and receivables of the individual borrowing entity on the lease.  At December 31, 2012 the amount payable under these financing leases was $14,825 all of which is due within the fiscal year ended June 30, 2013.

14. Operating Leases

The Company currently maintains corporate offices at 16624 North 90th Street, Suite 200, Scottsdale, Arizona, 85260. The rent during the first six months is abated, with a commencement date of October 1, 2012, the rent is $4,811 per month for months 7-24, for months 25-36 rent is $4,956, for months 37-48 rent is $5,103, for months 49-66 rent is $5,256, with a security deposit of $15,000. Under the terms of the lease agreement, the Company is responsible for its share of normal operating costs, including maintenance expenses, property taxes and insurance. The Company does not believe that they will need to obtain additional office space at any time in the foreseeable future for its corporate offices. The Company’s subsidiary OneHealth Pass, Inc., currently shares office space with the Company.  Over the next 12 months, as its business plan is more fully implemented, OneHealth Pass, Inc. may need to acquire its own office facilities.

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
$ 5,659,137

Rental expense is recognized on the straight-line basis over the term of the lease.  As of December 31, 2012 and June 30, 2012, deferred rent was approximately $124,799 and nil, respectively.  Rent expense for the three month periods ended December 31, 2012 and 2011 for the above operating leases was approximately $242,673 and $7,500, respectively. Rent expense for the six month periods ended December 31, 2012 and 2011 for the above operating leases was approximately $305,226 and $15,000, respectively.

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

The Company has estimated available net operating losses of  approximately $7,673,000 which can be utilized to offset future earnings of the Company, subject to the limitations mentioned above. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company has the following carry forwards available at December 31, 2012 (State expiration is fifteen years earlier):

2027		$24,000
2028		812,000
2029		262,000
2030		1,068,000
2031		3,897,000
2032		318,000
2033		1,292,000
	Total	$7,673,000
16. Executive Compensation

On November 1, 2012 the Company entered into employment agreements with two of its key executives. These agreements are for three year periods that include among other things, bonus provisions based upon certain performance targets, a signing bonus that has been accrued but not paid totaling $75,000, restricted stock incentives and various other provisions consistent with other organizations of this size and market.  These employment agreements have been attached as exhibits to this filing and provide for annual compensation of $350,000 per year, over the term of the agreement.

17. Contingencies

In addition to the going concern issue reflected in footnote 4 above, The Company’s urgent care operations could be affected by the recently enacted Affordable Care Act. At this time management cannot ascertain the impact that this new law will have on its recently acquired urgent care operations.

As discussed previously, the Company has certain stock price guarantees arising from the purchase of AUC (Footnote 7). The guarantee is required to be valued periodically as to its potential for requiring additional common stock issued to meet obligations. Management has not currently reported any additional obligation as of December 31, 2012. However, this could change in the future periods and the result could be material.

18. Litigation

 The Company’s urgent care business is subject to claims related to patient treatment from time to time. There are no known material claims as of this filing.

See also Legal Proceedings under PART II - OTHER INFORMATION within this filing.

19. Subsequent Events

On January 3, 2013, the Company entered into an agreement with Echelon Global Advisors, LLC (EGA). Under the terms of the agreement EGA shall provide public relations and corporate communications services to Capital Group. The services provided also include the development, implementation and maintenance of an ongoing social media communication and awareness program. The Company shall compensate EGA as follows: $25,000 due within 5 business days following execution of the Agreement, $25,000 due 30 days after EGA's receipt of the initial payment, and an additional $35,000 due 60 days after EGA's receipt of the initial payment.

On January 8, 2013, the Company effectuated the termination of the Belmont Acquisitions LLC: Investor Relations Consulting Agreement Dated July 16, 2012 and the Advisory Agreement dated November 4, 2012 and entered into a new advisory agreement.  As part of the termination the Company became obligated to Belmont to issue another 1,040,000 shares of common stock. In addition, under the new agreement Belmont will be paid set fees for advisory services and investor relations at $10,000 and $12,000 per month, respectively. Provisions have also been made to issue to Belmont an additional 1,000,000 shares of restricted common stock provided Belmont performs under the terms and conditions of the agreement.  The new agreement is cancellable upon 30 days written notice.

On January 14, 2013, The Company entered into a Security Purchase Agreement with Asher Enterprises, Inc. for a $78,500 convertible 8% promissory note due on October 17, 2013.  The note is convertible after a six month holding period.  During the six month period after the effective date of the note,  the company has the right to pay off unpaid balances and interest at a premium of 115%, 120%, 130% and 135% , if the note is paid off within 30, 90, 120 and 180 days, respectively from the date of issue. The note is convertible on the unpaid balance, including interest, at a conversion rate of 58% of trading value over the ten preceding trading dates prior to conversion.  In the event that a trading value cannot be established on the conversion date, the note would be convertible at a mutually agreed upon fair market value of the Company’s stock by both parties. Under the terms of this agreement the Company has reserved and set aside 18,000,000 shares of the company’s stock to accommodate the potential conversion described herein.

On January 17, 2013, the Company entered into an Investment Banking agreement with ViewTrade Securities, Inc. ViewTrade has been engaged by CGHC as the non-exclusive agent to seek up to five million dollars ($5,000,000) in financing through institutional, corporate, private investors and any other individual or entity wishing to invest in the Company.

Under this agreement the Company agrees and acknowledges that with respect to all person or entities who enter into any discussions or agreement(s) to purchase securities in the Offering within one year from the date of this Agreement, regardless of when the actual closing of such purchase occur, CGHC will: (a) pay to ViewTrade a cash commission amount equal to seven percent (7%) of the gross proceeds from purchases of securities in the Offering; (b) a corporate finance fee in an amount equal to three (3%) of the gross proceeds from purchases of securities in the Offering; (c) a non-accountable expense allowance equal to three (3%) of the gross proceeds from the purchases of securities in the Offering and (d) issue to ViewTrade or its designees one or more five year warrant(s) in the same security purchased from the Investors equal to ten percent (10%) of the securities sold, for a price equal to 100% of the purchase price which the Investors paid in the Offering.  In the event the securities sold are a convertible debt instrument, then the warrants shall be equal to ten percent (10%) of the amount of shares that would be issued upon all the debt being converted and such warrants shall have a cashless exercise provision.

In the event the Company introduces an Investor that has been in discussions with the Company previously and the Investor purchases securities in the Offering, the Company shall pay ViewTrade a fee equal to three percent (3%) of the gross proceeds from those purchases of securities in the Offering.

Upon the execution of the Agreement the Company paid ViewTrade $7,500 as a good faith non-refundable deposit.  The Company will also be required to issue 500,000 shares of restricted common stock as a retainer.

On January 17, 2013, we entered into a Consulting agreement with MJ Global Consulting, Inc. (“MJ”) to provide marketing, strategic planning, organizational and corporate structure, and overall business analysis with the ultimate goal of preparing the Company for capital investor due diligence, and advise management in regards to the size of any offering of the Company's securities and the structure and terms of the offering in light of the current market environment; advise management in regard to the Company's long-term growth, capital structure and financing strategy; provide the Company with introductions to FINRA member firm banking relationships, funding and financing firms and, on a best efforts basis, seek an engagement that is in the best interest of the Company; and provide the Company with Investor Relations related services.

Stock compensation issuable to  MJ:

•	500,000 restricted shares of Company common stock upon execution of this Agreement;
•	500,000 restricted shares of Company common stock upon the engagement by
•	Company of an Investment Banking firm introduced by Consultant;
•	500,000 restricted shares of Company common stock upon the first funding from any
•	source and/or Investment Banking firm introduced by Consultant; and
•	500,000 restricted shares of Company common stock upon that date which is 12 months
•	from the date of this Agreement.

Cash compensation payable to MJ:

•	$6,000 payable within 10 days of execution of this Agreement
•	Beginning on February 15th, 2013, and payable on the 15th day of each month thereafter during the Term of this Agreement, a monthly consulting fee of $5,000 per month.
On January 2, 2013 the Company entered into a consulting agreement with Grodsky Law Firm, P.C. (“GLF”).  This agreement requires GLF to perform all work as requested and directed by The Company in order to facilitate the completion of certain convertible debt financing (presently set at an aggregate of US$3 million).

In lieu of cash GLF agreed to accept for their services one million (1,000,000) shares of common stock of CGHC (collectively, the "Shares") in the following manner: (i) 250,000 Shares issued upon signature of the engagement letter, (ii) 250,000 Shares issued upon delivery of draft convertible debt financing documents including term sheet, promissory note, and transaction document checklist and (iii) the balance of 500,000 Shares upon receipt of the first US$1,000,000 delivered to CGH.

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

Throughout this Report references to “we”, “our”, “us”, “Capital Group Holdings”, “Capital Group”, “CGH”, “OneHealthPassTM ”, “OHP”, “OneHealth”, “OneHealth Urgent Care”, “OHUC”, “the Company”, and similar terms refer to, Capital Group Holdings, Inc. and its subsidiaries.

Company History

We were incorporated under the laws of the state of Minnesota in 1980 as Implant Technologies, Inc. On September 19, 2007, the Company filed a certificate of amendment to the Company’s Articles of Incorporation changing its name to Oasis Online Technologies, Corp.

We changed our name to Capital Group Holdings, Inc. on October 29, 2010, from Oasis Online Technologies Corp to more accurately reflect our corporate philosophy as an acquirer and operator of innovative health and wellness organizations.

On September 3, 2012, the Company and its wholly owned subsidiary OneHealth Urgent Care, Inc., an Arizona corporation, (“OneHealth UC”) completed the acquisition of Alliance Urgent Care by acquiring all of the assets, liabilities, and operations of combined entities owning Alliance Urgent Care; including the Alliance Urgent Care, LLC from MCS Ventures I through VII (“Sellers). (See Note 2 to the financial statements) OneHealth Urgent Care now operates 7 urgent care clinics through its wholly owned subsidiary Alliance Urgent Care (“AUC”). One Health UC has plans for expansion into additional states.

Capital Group Holdings, Inc.

Capital Group Holdings, Inc. ( OTCQB : CGHC ) ("Capital Group") is an acquirer and operator of innovative health and wellness organizations that have strong market presence, brand awareness, and talented management teams working towards achieving exceptional performance over time. The Company, through its subsidiaries, currently operates seven (7) urgent care clinics ("OneHealth Urgent Care," "OneHealth UC") in metropolitan Phoenix, Arizona and will soon launch its telemedicine services through its subsidiary OneHealthPass™ ("OHP"). OneHealthPass™ is a direct-to-consumer medical membership program that provides members with 24/7/365 access to board-certified physicians via telephone or internet. Capital Group is positioning these companies to provide immediate access to medical services to the public in an effort to avoid any delay in access to physicians and to provide a significantly lower cost for high quality, patient-centric healthcare.

Our customers can reach a physician any time, day or night, can access basic medical services, and have the ability to receive sound medical advice and treatment for the most common minor medical issues. Our network of independent board-certified physicians may, at their discretion, provide prescriptions for treatment that can be retrieved immediately at the member's local pharmacy. Should a member need to be examined in person, they can be examined at one of our local urgent care clinics, or be referred elsewhere such as the ER, a primary care doctor, or even a specialist. Capital Group's strategy of partnering OHP with OneHealth Urgent Care is unique. The linkage will allow us to direct our new OHP members to our urgent care clinics instead of competitor clinics when they get sick, thus significantly extending our membership services, promoting customer loyalty, and reducing the inherent liabilities associated with our competitor’s that do not operate actual medical facilities.

Management believes that the strategy of combining a direct to consumer telemedicine membership program with our network of urgent care facilities in the Metro Phoenix area, and elsewhere, will allow the Company to treat patients faster, more effectively, and at lower overall cost. Management believes that this strategy is currently unique in the healthcare industry and will help the Company separate itself from its competitors while providing stable monthly recurring revenue in addition to in-clinic patient fees.

OneHealth Urgent Care

OneHealth Urgent Care (“OneHealth UC” or “OHUC”) presently serving the greater metro Phoenix community, operates 7 urgent care clinics that provide walk-in, extended hour access for acute illness and injury care.

OneHealth Urgent Care customers experience an average service time (check-in to check-out) of under 40 minutes (better than industry average), versus more than four hours, on average, for ER wait times. The cost of an urgent care visit is one-sixth the cost of an ER visit. OHUC provides care on a walk-in basis between 8 am and 8 pm, the hours which account for 80% of ER visits.

Prior to acquisition, Alliance Urgent Care’s (AUC) performance has exceeded expectations. AUC revenues exceeded $5.4 million in 2011, growing at least 30% since 2010.

To achieve that growth rate, AUC added an average of 1-2 clinics per year, which became profitable after a 13-18 month time period.  Although the Company did not own AUC during this time, this historical performance along with the continuity of AUC senior leadership in the person of Dr. Michael Blumhoff, M.D. gives management the belief that new clinics opened will provide similar steady, predictable results as the existing clinics.

Management believes that a new clinic reaches break even when it obtains an average of 35 patients per day over 13-18 months.  The Phoenix location presently sees an average of 26 patients per day, while the Queen Creek location sees an average of 15 patients per day, both of which have been improving month over month. Therefore, management believes that both the Phoenix clinic’s growth and the Queen Creek clinic’s growth to profitability are well within the norms for the industry.

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

OneHealth Urgent Care’s formula for opening clinics is to locate new clinic in cities with high ER volume, strong demographics and busy primary care physicians. OneHealth Urgent Care is actively seeking prospective site locations for de novo clinics in Arizona and Nevada and has generated potential leads for acquisitions in Arizona, California and Nevada. OneHealth Urgent Care operates billing and collection process that have overseen significant improvement over time. Using Electronic Medical Records ("EMR"), electronic submissions whenever possible, and sending out claims within 24 hours helps expedite insurance payments. There are numerous processes in place to ensure accuracy of bills going out and tracking of all incoming payments, resulting in rapid posting, supported by vigorous, detailed policies for following up on denied claims. All billing and collections are processed in-house.

Management believes that the comprehensive marketing plan that Capital Group deploys will allow OneHealth Urgent Care to grow at an accelerated rate.  Management plans for OneHealth Urgent Care to deliver a far-reaching direct-to-consumer television campaign designed to create approximately three million impressions per month in its operating areas, presently metropolitan Phoenix, Arizona. This campaign will be managed separate from the DRTV for OneHealthPassTM, with both designed to complement each other through cobranding of the OneHealth brand.  In addition to DRTV advertising, management intends to optimize the online presence of OneHealth Urgent Care through various means including an SEO (search engine optimization) campaign and social media marketing.  The SEO campaign together with the DTRV campaign and social media will be designed to significantly increase the number of patients seen per day in our clinics.

OneHealthPass™

OneHealthPass™ (OHP) is a wholly owned subsidiary of Capital Group Holdings, Inc. OneHealthPass™ is bringing to market a suite of patient-centric telehealth services. OHP contracts with physician networks to provide 24/7/365 telephone consultations with in-state board-certified physicians. OHP is designed to become an industry standard telehealth platform for the management and administration of patient-centric telemedicine programs. The OHP platform is developed as a central hub so members can access OHP and 3rd party medical services and products that can be managed from virtually anywhere utilizing the telephone, wireless networks and the internet. OHP is currently researching additional strategic marketing agreements and acquisition candidates.

OHP is a membership program that provides access to board-certified physicians via the telephone and internet. Membership is billed monthly and members may utilize the service at any time. Should our members require additional consultations, there is a small surcharge that is added to their billing to accommodate additional consultations. OneHealthPass™ will offer the following features:

•	Immediate access to consultations 24/7/365
•	Treatment for non-emergency ailments (cold & flu, allergies, sinus problems, bronchitis, etc.)
•	Telephonic or live video consultations over a broadband connection
•	Highly secure HIPAA compliant electronic health record (EHR) storage and retrieval
•	24-hour customer service agents
•	Integration with Urgent Care charting software

Capital Group plans to aggressively market OneHealthPass™ direct to consumers via local television and internet marketing campaigns. The Company plans to leverage the exposure of television advertising with a complex, information-driven Search Engine Optimization (“SEO”) campaign to educate prospective members on the benefits of OneHealthPass™. Our Direct Response Television (“DRTV”) program is anticipated to create millions of impressions and a significant number of new OneHealthPassTM memberships. We believe that having access to physicians via the telephone and web, as well as access to nearby urgent care centers can provide them with services to address many of their basic healthcare needs. OneHealthPassTM was created to lead Capital Group’s growth by providing broad access to telehealth services in conjunction with new urgent care clinics in each new state.

Once marketing tests are completed, management plans for a roll out in its primary market, Phoenix Arizona in conjunction with its urgent care group.  Management believes that the advertising for both OneHealth Urgent Care in conjunction with OneHealth Pass™ will lead to higher consumer acceptance due to cross branding as well as the fact that a customer can see our physical locations on prominent street corners in the metropolitan area.

Management believes that the steady incremental growth from the urgent care group will be, over time supplemented by exponential growth from the tele-medicine sector.

Competitive Landscape

The Patient Protection and Affordable Care Act “PPACA”, colloquially known as ObamaCare, brings with it significant changes across the healthcare industry in general, as well as in the segments in which we compete, urgent care and telemedicine.  According to Whitehouse.gov, the PPACA was signed into law on March 23, 2010, and allows “all Americans to make health insurance choices that work from them while guaranteeing access to care for our most vulnerable”.  While there is a lot of confusion about the PPACA and how it will impact healthcare in general, one thing is almost certain: the number of Americans with health insurance will increase between now, and especially in 2014 as new features of the PPACA roll out, including the individual mandate.

In a recent publication, Lou Ellen Horwitz, executive director of the Urgent Care Associate of America stated “although urgent care isn’t specifically mentioned anywhere in the legislation, the open access that all urgent care centers have should make them a natural entry point for the newly insured—especially in areas where many primary care practices aren’t accepting new patients.”

The PPACA is arguably the most significant and comprehensive reform to the U.S. healthcare system since Medicare/Medicaid in the 1960s.  Even with that fact, we have little data with which to work from in determining the likely impacts on our business.  However, the Commonwealth of Massachusetts has since 2006 operated under a similar state-only healthcare reform law.  While the Massachusetts law and the PPACA are dissimilar in several material aspects, the Massachusetts law did cause previously uninsured people to be able to obtain health insurance, in what management believes to be a similar manner to what we expect from the PPACA.  Therefore, we believe we may see similar results nationwide from the PPACA as what has been observed in Massachusetts since 2006.

We believe that in 2014 when all U.S. citizens will be required to obtain health insurance, we will see an increase in emergency room visits nationwide to a level similar to what is presently occurring in Massachusetts.  Given that emergency room care is typically more expensive to the patient, even with insurance, than urgent care or primary care visits, urgent care centers provide an attractive alternative to newly insured patients.

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

In summary, Management believes that the PPACA will result in an increased number of urgent care visits, across the board.  However, while the number of patients visiting urgent care centers is likely to increase as a result of the new law and the corresponding increase in the number of people with health insurance of some kind, Management believes that there could potentially be downward pressure on the amount that insurance carriers reimburse.  Meaning that the overall size of the pie will increase, but the value of each individual slice could potentially decrease.

With regards to telemedicine, the American Telemedicine Association concluded that the PPACA “will have an impact on the development and adoption of telehealth.  The [Supreme Court ruling affirming the majority of the PPACA] will further accelerate the deployment rate for telemedicine, mHealth, and remote healthcare technologies.”  Management concurs with this assessment, and believes that there will be continued growth in acceptance from both medical professionals and consumers of the telemedicine concept.

As the demand for telehealth grows, companies such as Teladoc, ConsultADoctor, WhiteGlove Health, and MDLiveCare may gain market share. Like OneHealthPassTM, these companies generally offer 24/7 access to a doctor via phone, email, and video, as well as online lab testing and results, prescriptions via phone, and a professional online personal health manager.

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

Management of the Company continues to pursue avenues of generating cash or revenues during the next twelve months from the date of issuance of this Form 10-Q.  The Company is pursuing financing to market and build the infrastructure for One Health Pass Inc.  Management believes that with the current market demand and growth in Telemedicine services, along with our planned marketing and infrastructure development, the Company will generate positive cash flow from operations when our telehealth services are brought to market. However, there is no assurance that the Company will be successful in these efforts.

The acquisition of the Alliance Urgent Care operations and locations is key in that it changes some of the Company’s dynamics when it comes to seeking funding. Through this acquisition, the Company has moved from a development stage business to a fully functioning operating company. From the date of acquisition, AUC has produced positive cash flows from operations sufficient to retire almost all of the debt the newly acquired unit has produced during its creation and expansion. It immediately gives the Company access to a working line of credit for $1,250,000 that expires in May 2013. As of this filing the amount available under the line of credit was approximately $306,000.

In addition, the acquisition, which was completed on September 3, 2012, occurred just prior to the beginning of AUC’s most productive time period. Historically, most of AUC’s revenues and positive cash flow has been produced during the winter months. While there is no assurance that this will continue to be the case, management believes that the Phoenix, Arizona metropolitan area, wherein the subsidiary operates, is undergoing an economic recovery.

Presently, 100% of the Company’s revenue is generated by the urgent care operation.  In the future, the Company expects to see significant revenue from its telemedicine subsidiary, OHP.  Management believes that bringing together telemedicine and urgent care under the same corporate umbrella, both with OneHealth branding, generates significant opportunities not only from a marketing and brand-building perspective, but also as a differentiator; we believe that this is the first time telemedicine has been combined with brick-and-mortar urgent care facilities in this manner.

While there is no assurance that the Company will be able to obtain sufficient cash flow from operations or to obtain additional financing management believes that it will be successful.  To date, the Company has utilized some of the subsidiary’s capital resources to continue its expansion projects, and management believes that based upon the size of current operations, OneHealth UC should continue to generate positive cash flow from operations and management believes that this trend will continue.  The Company is currently in negotiations with several potential investment sources for equity investment and/or debt financing for the Company. If successful, these will satisfy our long-term operations and capital expenditure plans. There are no guarantees that such negotiations will be successful to obtain additional funding for our long-term goals. While management remains hopeful that one or more transactions will proceed, no assurances can be expressed that the Company will be successful in these negotiations. It is expected though those current levels of funding will continue from our newly acquired business.

Results of Operations

THREE MONTH PERIOD ENDED DECEMBER 31, 2012 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2011

The revenues reported for the quarter ended December 31, 2012 of $1,736,029 represent the revenues of the urgent care centers.  There were no revenues for the quarter ended December 31, 2011 as the Company was still in the development stage at that point.

On a reporting basis the Company reported a net loss for the quarter of $695,858 which represents an increase of approximately $550,800 from the same quarter in 2011.  The increase is primarily attributable to the increased ongoing professional fees needed for the Company’s public filings, the acceleration of certain expenses associated with cancelled or amended contracts, increased operating expenses for our two new clinics whose revenues have not yet stabilized as well as expenses associated with the new initiatives regarding marketing for OneHealthPass™.

On a pro forma basis for the three months ended December 31, 2012, OneHealth Urgent Care is reporting its first full three month quarterly revenues which were $1,736,029, versus $1,278,604 for AUC for the same period last year before it was acquired.  This represents an increase of $457,425.  This increase of approximately 36% is primarily accounted for by revenues from the Company’s two newest clinics which were not in operation in this same quarter last year, as well as income from increases in patient visits in the other clinics.

Operating income from OHUC improved by approximately 10% of revenue. This is an increase of $125,302 for the second quarter ending December 31, 2012 over the same period last year for AUC.  For the period ended December 31, 2012 income before taxes was $16,586 versus a loss of $108,716 in the period ending December 31, 2011.  This improvement was primarily due to the increased revenue mentioned above and an overall reduction in costs related to economies of scale.  Management expects these numbers to improve as the two newest clinics stabilize and begin to generate increased revenue and profits over time.

SIX MONTH PERIOD ENDED DECEMBER 31, 2012 COMPARED TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 2011

The revenues reported for the six month period ended December 31, 2012 of $2,244,454 represents the revenues of the urgent care centers.  There were no revenues for the six month period ended December 31, 2011 as the Company was still in the development stage at that point.

On a reporting basis the Company reported a net loss for six month period ended December 31, 2012 of $1,292,202 which represents an increase of approximately $976,000 from the same quarter in 2011.  The increase is primarily attributable to the increased ongoing professional fees needed for the Company’s public filings, the acceleration of certain expenses associated with cancelled or amended contracts, increased operating expenses for our two new clinics whose revenues have not yet stabilized as well as expenses associated with the new initiatives regarding marketing for OneHealthPass™.

On a pro forma basis OneHealth Urgent Care reported revenue for the six months ended December 31, 2012 was $2,244,454 versus $2,386,603 for AUC in the same period the prior year, for an decrease in revenue of $142,054 or 5.9%.  The net loss decreased by $49,000 from a net loss of $313,000 in the six month period ended December 31, 2011 versus a net loss of $264,000 in the current six month period.  This represents a 15.7% improvement.

Over the last twelve months OneHealth Urgent Care opened two new clinics, the national average takes approximately 18 months for a clinic to reach normal operating profits for an urgent care center of similar size..  Historically OHUC has been able to shorten that period to less than 13 months.  We attribute our historic shortened stabilization period to the investment we make in our people and processes. This has resulted in a 99% customer satisfaction based on 84 complaints per the 61,000 patients seen last year, which we believe helps shorten our stabilization period. However our Camelback clinic is tracking more closely to the national norm.  During the stabilization period we incur costs in excess of revenue, however management believes that this investment in our future will deliver positive returns as it has in the past.

The Companies net cash used for operations was $(156,387) as compared to $(136,200) for the six month periods ended December 31, 2012 and 2011, respectively. The decrease of $20,387 is mainly attributable to the acquisition of OHUC and increase in operating costs at the parent company level. Cash provided by investing activities improved by $228,286 of which $194,927 was attributable to acquired cash net of the acquired assets from the purchase of OHUC, Cash provided from financing activities increased from $146,200 to $535,051 for the six month periods ended December 31, 2011 to 2012, respectively. This increase was mainly due to borrowings from the OHUC line of credit offset by proceeds from the sale of stock by CGH for the six month period ended December, 31, 2011.

Liquidity is a measure of a company’s ability to meet potential cash requirements. Prior to the acquisition of the urgent care business the Company met its capital requirements through the issuance of stock and by short term debt financing.

However, with the advent of the acquisition of the urgent care business, the intended launch of the Company’s marketing program to increase revenues and earnings in the urgent care business, Management believes they are in a stronger position to meet the Company’s current and future cash flow needs and attract additional debt or equity financing.  In the absence of new debt or equity financing, the Company would necessarily have to scale back its operations, delay new initiatives, and focus exclusively on the urgent care business.  There is no guarantee that the Company’s efforts to secure additional capital will be successful.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  We ceased being a development stage company on September 3, 2012, when the Company acquired the operations of Alliance Urgent Care.  The revenues reported for the six month period and the quarter ending December 31, 2012 represent the revenues of the urgent care centers from the date of acquisition.

These consolidated financial statements have been prepared with the assumption that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. If we are unable to obtain additional financing we may not be able to execute our operating plans. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Our Auditors opinion for the  fiscal year ended June 30, 2012  contained a reference to this uncertainty.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies during the period ended December 31, 2012, with the exception of those related to the operation of OneHealth Urgent Care. We believe the following represents our most critical accounting policies.

Revenues

The Company recognizes revenue when all of the following criteria have been met:

 -Persuasive evidence of an arrangement exists;
 -Delivery has occurred or services have been rendered;
 -The fee for the arrangement is fixed or determinable; and
 -Collectability is reasonably assured.

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

The Company’s revenues are subject to some seasonal fluctuation. The Company operates in a geographic area where many of its patients are winter visitors. As such, monthly revenues during the period from late May through November are lower than the remainder of the year.

Valuation of Deferred Tax Assets

The Company currently has net operating losses that may be usable to offset taxes related to future earnings.  The Company has not yet done a complete evaluation of those net operating losses to ascertain the portion of deferred tax assets which should be recognized.  In addition, due to the uncertainties related to, among other things, the extent and timing of future taxable income, the Company offset its net operating loss deferred tax assets by an equivalent valuation allowance as of December 31, 2012 and 2011.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but not limited to, useful lives of property and equipment, fair value of equity instruments, carrying value and recoverability of intangible assets and goodwill, realization of accounts receivable, valuation of deferred tax assets and the contingencies described in Footnote 17 of this report. Actual results could differ from those estimates.

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

Based on that evaluation, our chief accounting and chief executive officers concluded that, as of December 31, 2012, our disclosure controls and procedures were, subject to the limitations noted above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the three months ended December 31, 2012, as it relates to the operations of Capital Group Holdings, Inc.

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

Pursuant to the Complaint, Dr. Bressler is seeking damages relating to his employment and alleged ownership interests in Alliance Urgent Care, P.L.L.C. and the MCS Ventures I-VII, P.C. entities. Dr. Bressler was seeking dissolution of Alliance Urgent Care, P.L.L.C. and the MCS Ventures I-VII, P.C. entities.  However, the judge assigned to the case has ruled that the sale is “fait accompli” as of September 6, 2012 and therefore Alliance Urgent Care PLLC will remain part of the Company and the only issue is claimed potential damages.

Management believes the complaint to be meritless and that the Company will prevail in the action. The Company has retained the firm of LaVelle & LaVelle, PLC to vigorously defend the action.

Item 1A. Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed on October 15, 2012. There has been no material changes in the Company’s assessment of its risk factors during the quarter ended December 31, 2012, as it relates to the operations of Capital Group Holdings, Inc.  As management has only recently assumed responsibility for the operations of AUC, we have not formed an opinion as to any additional risk factors beyond our ability to successfully integrate and operate AUC with Capital Group Holdings, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Please see Footnote 10 of the unaudited financial statements.

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

There were no underwritten offerings employed in connection with any of the transactions set forth herein.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures

None; not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Index to Exhibits:

Statements

Condensed Consolidated Balance Sheets at December 31, 2012 and June 30, 2012.

Condensed Consolidated Statements of Operations (Unaudited) for the three, and six months ending December 31, 2012 and 2011.

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ending December 31, 2012 and 2011.

Notes to Condensed Consolidated Financial Statements.

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Amended and Restated Articles of Incorporation filed with the Minnesota Secretary of State on September 19, 2007.	3.1	8-K	10/4/2007

Bylaws	3.3	10-SB	12/14/2006

Erik Cooper Employment Agreement	10.1			X

Eric Click Employment Agreement	10.2			X

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Erik J. Cooper Erik J. Cooper	Chairman President Chief Executive Officer	February 13, 2013

/s/ Eric Click Eric Click	Director Secretary Treasurer Chief Operating Officer Chief Financial Officer Principal Accounting Officer	February 13, 2013