Form 10-Q
period 2013-03-31
Capital Group Holdings, Inc.
filed 2013-05-20
CIK 703339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of May 14, 2013, there were 92,198,221 shares of our common stock ($0.01 par value) outstanding.

CAPITAL GROUP HOLDINGS, INC.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITAL GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	June 30, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 817,289	$ 8,452
Accounts receivable, net of allowance for doubtful accounts and discounts	560,015	-
Inventory supplies	21,105	-
Prepaid expenses	333,477	-
Other assets	15,000	7,500

Total current assets	1,746,886	15,952

Property and equipment, net of depreciation	993,070	7,842
Prepaid expenses	302,694	-
Intangible assets, net of amortization	4,570,784	-
Trade name	300,000	-
Goodwill	5,546,909	-
Note receivable	-	10,000
Deposits	83,203	-

TOTAL ASSETS	$ 13,543,546	$ 33,794

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilites:
Accounts payable	$ 644,319	$ 181,004
Accounts payable to related party	4,165	4,165
Accrued expenses and payroll	1,416,218	943,871
Notes payable and line of credit - current portion	1,169,660	-
Convertible notes payable, net of discounts and warrants	-	4,944
Financing leases, current	3,029	-
Deferred taxes	92,450	-
Total current liabilities	3,329,841	1,133,984

Long-Term Liabilities:
Notes payable	51,889	-
Deferred income taxes	138,579	-
Marketing advance	-	190,000

TOTAL LIABILITIES	3,520,309	1,323,984

CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $0.01 par value, 300,000,000 shares authorized
86,600,221 and 56,131,121 shares issued and outstanding as of March 31, 2013
and June 30, 2012, respectively	866,002	561,311
Additional paid-in capital	22,305,306	9,318,200
Common stock subscribed	80,000	260,700
Accumulated deficit	(13,228,071)	(11,430,401)

Total stockholders' equity (deficiency)	10,023,237	(1,290,190)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$ 13,543,546	$ 33,794

See accompanying notes to condensed consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012

Revenues	$ 2,084,381	$ -	$ 4,328,835	$ -

Cost of Revenues	1,391,261	-	3,044,947	-
Gross profit	693,120	-	1,283,888	-
Expenses:
General and administrative	960,858	145,949	2,644,381	444,980
Amortization of intangible	158,171	-	287,550	-
Depreciation expense	66,335	-	124,461	-
Total operating expense	1,185,364	145,949	3,056,392	444,980
Operating income (loss)	(492,244)	(145,949)	(1,772,504)	(444,980)
Other Income and (Expense)
Interest income	28	-	41	632
Interest expense	(13,252)	(3,243)	(25,207)	(20,663)
Other	-	-	-	-
Total other income (expense)	(13,224)	(3,243)	(25,166)	(20,031)
Income (loss) before income taxes	(505,468)	(149,192)	(1,797,670)	(465,011)
Provision for taxes	-	-	-	-
Net income (loss)	$ (505,468)	$ (149,192)	$ (1,797,670)	$ (465,011)
Net loss per share, basic and diluted	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.01)
Weighted average common shares outstanding - basic and diluted	85,742,720	55,947,791	77,902,029	55,767,683

See accompanying notes to condensed consolidated financial statements

CAPITAL GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Nine Months Ended 3/31/2013	For The nine Months Ended 3/31/2012
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(203,193)	(226,757)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired with purchased business	563,728	-
Purchase of property and equipment	(347,485)	-
Payment of note receivable	-	(10,000)
Proceeds from sale of property and equipment	-	437
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	216,243	(9,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings	806,719	3,498
Payments on notes payable	(21,113)	-
Payments on capital lease	(44,819)	-
Loans to Shareholders	(15,000)	-
Issuance of Common Stock and collection on subscription receivable	70,000	90,000
Proceeds from stock subscribed	-	142,700
CASH PROVIDED BY FINANCING ACTIVITIES	795,787	236,198
NET CHANGE IN CASH	808,837	(122)
CASH BALANCES
Beginning of period	8,452	339
End of period	$ 817,289	$ 217
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Stock issued for director's fees	$ 90,000	$ -
Stock issued in conjunction with consulting contracts net of
unamortized expenses of $536,027	$ 135,570	$ -
Purchase of Alliance Urgent Care, P.L.L.C from MCS Ventures I
through VII, P.C. for stock	$ 12,000,000	$ -
Common stock issued for conversion of note and accrued interest	$ 5,600	$ -
Shares issued for subscription receivable	$ 19,243	$ -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$ 9,499	$ -
Income taxes	$ -	$ -

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

For the period from April 26, 2006 to September 3, 2012, the Company had not generated revenues from operations. The Company’s primary activities during this period had been developing its products, developing markets, securing strategic alliances, and securing funding. During that period, the Company was considered to be in the development stage, and had reported its activities in accordance with the provisions of ASC 915, Development Stage Entities. On September 3, 2012, the Company acquired all of the assets and related obligations of a group of companies who owned and operated urgent care facilities within the Phoenix, Arizona metropolitan market. Consequently, the Company ceased reporting as a development stage entity as of September 3, 2012 (See Footnote 2 below detailing the acquisition).

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

The stock that the Company issued pursuant to both the Asset Purchase Agreement and the Employment Agreement contain a stock price guarantee as follows:

    A.           Stock Price Guarantee for Year #1, if by September 5, 2013, the Closing Price of the common stock of Capital Group Holdings, Inc. has not been equal to or exceeding $1.00 for 20 consecutive trading days immediately prior, Capital Group Holdings, Inc. shall issue to Sellers such number of additional restricted shares of its common stock as to make up the difference between $10,000,000 (10,000,000 purchase shares X $1.00) and the actual Closing Price of the common stock multiplied by 10,000,000 shares.  (For example if the actual Closing Price of the common stock was $.80, Sellers would be issued 2,500,000 additional shares. {$10 million – $8 million [$0.80 X 10,000,000 = $8,000,000] = $2 million shortfall; $2,000,000/$0.80 per share = 2,500,000 shares).

Floor Price. For purposes of calculating the Stock Price Guarantee there shall be a floor price set for each of the two periods limiting the amount of stock to be issued to compensate Sellers for certain price fluctuations;  $0.53  per share for the Stock Price Guarantee for Year # 1.

The same price guarantee and floor price applies to the 10,600,000 common shares issued under the one-time bonus; however, the date of the guarantee is June 30, 2013.

    B.           Stock Price Guarantee for Year # 2, if by September 5, 2014, the Closing Price of the common stock of Capital Group Holdings, Inc., has not been equal to or exceeding $1.50 for 20 consecutive trading days immediately prior, Capital Group Holdings, Inc. shall issue to Sellers such number of additional restricted shares of its common stock as to make up the difference between $15,000,000 (10,000,000 purchase shares X $1.50) and the actual Closing Price of the common stock multiplied by 10,000,000 shares. (For example if the actual Closing Price of the common stock was $ 1.00, Sellers would be issued 5,000,000 additional shares).

Floor Price. For purposes of calculating the Stock Price Guarantee there shall be a floor price set for each of the two periods limiting the amount of stock to be issued to compensate Sellers for certain price fluctuations;  $0.20 per share for the Stock Price Guarantee for Year # 2

The same price guarantee and floor price applies to the 10,600,000 common shares issued under the one-time bonus; however, the date of the guarantee is June 30, 2014.

Pursuant to this acquisition, the Company had an appraisal performed to identify fair market value of the assets and obligations purchased. An independent appraiser that valued, among other things, the asset purchase agreement consideration, the value of an employment agreement associated with the purchase and an upfront signing bonus, conducted the appraisal. The total value of the purchase was estimated to be $12,000,000. The net tangible assets acquired had a value of $1,584,200 with the remainder of the purchase price, $10,415,800, was allocated by the appraiser to intangible assets as follows: trade name - $300,000, customer related intangibles - $1,900,000, specific processes - $2,900,000, and the remainder associated with cost-in-excess of these assets, or goodwill, of $5,315,800 (not including the effect of the deferred taxes noted below for $231,109). It was estimated that the trade name and goodwill would have an indefinite life, with the customer related intangible and the processes having lives of fourteen (14) and eleven (11) years, respectively. Goodwill and trade name would be subject to impairment valuations periodically in accordance with GAAP.

The $12,000,000 purchase price, and its allocation, is preliminary as of March 31, 2013. The preliminary estimates of fair values recorded are determined by management on various market and asset appraisals, and in consultation with an independent third-party appraiser. The purchase price, and its allocation, will remain preliminary until the Company receives a completed third-party valuation report that determines the fair value of the assets acquired, and management has reviewed and concurred with the report. The final amounts allocated to the assets acquired could differ significantly from the preliminary recorded amounts.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Goodwill	$ 5,546,909
Trade Name	300,000
Customer Related Intangibles	1,900,000
Process Related Intangibles	2,900,000
Liabilities Assumed	(860,000)
Deferred Income Tax	(231,109)
Cash	562,800
Receivables	573,100
Other Receivables	105,000
Prepaid Expenses	219,700
Property and Equipment	667,200
Deposits	65,700
Note Receivable - Capital Group	250,700

Total Value of Common Stock Issued	$ 12,000,000

3. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended June 30, 2012 on Form 10-K filed with the Securities and Exchange Commission on October 15, 2012. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These interim financial statements include all adjustments consisting of normal recurring entries and the acquisition entry, which in the opinion of management are necessary to present a fair statement of the results for the period. The results of operations for the nine and three-month periods ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation and Basis of Presentation – As of March 31, 2013, the Company is comprised of itself, its wholly owned subsidiary, One Health Urgent Care (“OHUC”), and its subsidiary Alliance Urgent Care,  PLLC, that operates its newly acquired urgent care facilities, its only current operating line of business. The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. The nature of the urgent care business is to provide alternative treatment facilities to the hospital based emergency room for family related urgent medical care needs. The oldest of these facilities commenced operations in March 2006. As of March 31, 2013, the operations are comprised of seven urgent care facilities. These facilities have opened at different times since February of 2007, and are located throughout the metropolitan Phoenix area. The seventh location opened during October 2012. All significant intercompany balances and transactions have been eliminated in the accompanying financial statements.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate realization of assets and settlement of liabilities in the future could materially differ from those estimates. Significant estimates include the realization of receivables, the method of depreciation/amortization and useful lives assigned to fixed assets and finite life intangible assets, the valuation of stock issued in the acquisition of Alliance and its allocation to the fair value of assets acquired, the realization or impairment of fixed assets, intangible assets and goodwill, the revenue to be recognized from services performed based on the estimated net rate of reimbursement from the various insurance companies, and the contingent liability contained in the stock price guarantees.

Cash and cash equivalents – Cash equivalents are considered to be liquid investments with a maturity of three (3) months or less at the time of purchase. Cash at the end of each period reflects amounts on deposit with banking facilities.

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

Intangible Assets and Goodwill – Intangible assets are comprised of trade name and goodwill, and customer and process intangibles. Trade name and goodwill are considered to have indefinite lives and are not amortized. Customer and process intangibles are amortized over their estimated useful lives of eleven to fourteen years.  Both indefinite and finite life intangibles and goodwill are reviewed for impairment whenever circumstances indicate impairment in value may have occurred.

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

Fair Value of Financial Instruments - The carrying amounts of financial instruments including cash, accounts receivable and payable, accrued liabilities and debt approximate fair value based on their short maturities or, for long-term debt, based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Fair Value of Financial Assets and Liabilities - Fair value is defined under GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The fair value of equity instruments issued in regards to the acquisition of the Alliance Urgent Care business were determined based upon an independent valuation of the operations, using Level 3 inputs.  Further, the independent appraiser allocated the purchase price to the fair value of assets acquired and liabilities assumed.

Revenues - The Company recognizes revenue when all of the following criteria have been met:

· Persuasive evidence of an arrangement exists;
· Delivery has occurred or services have been rendered;
· The fee for the arrangement is fixed or determinable; and
· Collectability is reasonably assured.

The Company’s revenue is currently entirely derived from its urgent care business and is comprised of patient related fees for the provision of urgent medical care. The majority of the Company’s revenue is received from insurance providers associated with the patient. The amount of reimbursement is generally contractually controlled by the insurance providers, and is dependent upon the nature of the service provided. Typically, the Company also receives a co-pay from the patient at the time of service. These are largely paid using credit cards. Merchant fees in regards to the use of credit cards are charged to expense.

The Company’s revenues are subject to seasonal fluctuation. The Company operates in a geographic area where many of its patients are winter visitors. As such, monthly revenues during the period from late May through November are lower than the remainder of the year.

Income and Other Taxes – As of September 3, 2012, management  recorded a current deferred liability related to the above acquisition to reflect items of income and expenses previously taken for receivables not recognized as income, prepaid expenses net of accrued expenses and payables not previously deducted. The combined amounts of these items generated a deferred tax expense of approximately $92,000. In addition, the Company recorded a non-current deferred tax liability related to the difference in tax depreciation taken versus recorded for book purposes at the time of acquisition of approximately $139,000. The tax rate utilized by the Company was estimated to be 40%. At this time, the Company has not recognized any other deferred taxes or recorded a tax benefit for losses incurred, as there is no assurance that the Company and its subsidiaries will be profitable in the near future. As a result, goodwill related to the acquisition increased by $231,109.

The Company is not current in all of its federal and state tax filings, and it and its subsidiaries are subject to the possibility of federal or state income tax examinations. Currently, there have been no such examinations and the entities are open for audit for approximately the last four years, once the returns have been prepared and filed. Management believes that because of their net operating losses that any negative adjustments would be offset by these losses.  However, the delinquent federal and state filings must be prepared and filed in order to secure the net operating losses.

The Company has accrued for unremitted payroll taxes, and employee withholdings due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of March 31, 2013 as part of accrued payroll liabilities.

Earnings Per Share - Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding for the respective periods.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are comprised of options, warrants, convertible debt, and share price guarantees, that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of March 31, 2013 and 2012, there were no dilutive securities included in the loss per share calculation, as the effect would be antidilutive.

Advertising - The Company expenses advertising costs as incurred.

Certain minor reclassifications have been made to the 2012 balances to conform with the presentation used for 2013 amounts.

Recently Issued Accounting Pronouncements - The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position, or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its condensed consolidated financial statements.

4. Going Concern

While the Company now has revenues, and substantial assets, it continues to operate at an overall loss and is currently seeking various funding sources to replenish its line of credit, and to fund additional initiatives that the Company believes will generate additional revenue and income. The Company is seeking capital in the form of a mixture of longer-term debt and/or equity and while the Company is confident that in the near term  these new sources of capital will be secured, there is no assurance that the Company will be successful in its efforts. Consequently, while it may be able to continue to effectively operate its urgent care subsidiary; its ability to continue other operations at the same level or pursue its other initiatives is in doubt. The Auditor’s opinion for the fiscal year ended June 30, 2012 contained a reference to this uncertainty.

5. Accounts Receivable

The Company’s receivables consist primarily of amounts due from the patients’ insurance providers. At March 31, 2013 the gross receivable balance was $746,250 and net of a related allowance for insurance discounts of $186,235 the net receivable balance equaled $560,015.

6. Inventory Supplies

The Company’s supplies inventory represent various items needed to run an urgent care center on a daily basis such as tracheotomy tubes, oxygen tanks, gauze, bandages, syringes, Lidocaine, surgical gloves, sutures and other such items needed on a daily and continual basis. These items are reported at cost, on the first-in, first-out basis.

7. Prepaid Expenses

At March 31, 2013, the Company had prepaid expenses consisting of prepaid consulting fees, prepaid insurance, and prepaid rent of $636,170 of which $333,476 was considered a current asset with the remainder of $302,694 as non-current. The non-current portion is related to long term consulting contracts with two independent service providers to assist the Company with long-term strategies, investor relations, and marketing. The non-current portion will be amortized over the life of the remaining contracts.

8. Fixed Assets

The Company’s property and equipment consists of tenant improvements, x-ray machines and various other items of medical and office equipment. Depreciation is recorded on the straight-line basis with tenant improvements depreciated over ten (10) years, and medical and office equipment depreciated over seven (7) years. Depreciation expense for each of the nine month periods ending March 31, 2013 and 2012 were $124, 461, and $4,310, respectively. For the three month periods ending March 31, 2013 and 2012 depreciation expense was $66,335 and $1,195, respectively.

Fixed assets consist of the following as of March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012

Medical and Office Equipment	$ 649,168	$ 18,472
Tennant Improvements	527,891	-
Less Accumulated Depreciation	(183,989)	(10,630)

	$ 993,070	$ 7,842

9. Notes Payable, Financing Lease, and line of credit

Notes payable, financing lease, and line of credit consist of the following at:

	March 31, 2013	June 30, 2012

Line of credit with Wells Fargo Bank (discussed below)	$943,619	$-

Financing lease to a bank. interest at 8% per annum. with monthly payments of $3,050. Matures on April 30, 2013. Collateralized by	3,029	-
equipment, inventory and receivables of Alliance Urgent Care. The Note is personally guaranteed by Michael Blumhoff, M D. The Sellers under indemnification provisions of the Asset Purchase Agreement. Company assumed liability for any guarantees of Sellers under indemnification provisions of the Asset Purchase Agreement.		-

Promissory note, 8% per annum due on October 17, 2013. The note has a contingent beneficial conversion feature, which will be	117,750
effective in July 2013 if the note is not paid prior to that time. During the six month period after the effective date of the note,  prior to the beneficial conversion date the Company has the right to pay off any unpaid principal and interest at premiums of
115%, 120%, 130% and 135% , if the note is paid off within 30, 90, 120 and 180 days, respectively from the date of issue.
The note contains certain other covenant and restrictions on the Company and is unsecured.

Promissory note due on June 30, 2013 with interest at 10% per annum. Note has a contingent conversion feature, which becomes	75,000
effective if the note is not paid at maturity. The conversion is based upon the average five day closing trading value prior to date of conversion. The note is unsecured.

Note payable to a bank. Interest at 4.95% per annum, with monthly payments of $2,835. Matures on November 1, 2015, collateralized	85,180	-
by equipment, inventory and receivables of Alliance Urgent Care. The Note is personally guaranteed by Michael Blumhoff, MD.
The Company assumed liability for any guarantees of Sellers under indemnification provisions of the Asset Purchase Agreement.

	1,224,578	-
Less: current portion	(1,172,689)	-
	$51,889	$-

The Company’s subsidiary OneHealth Urgent Care, Inc.’s operating company Alliance Urgent Care has a $1,250,000 line of credit agreement with Wells Fargo Bank. The line of credit is due and payable on July 15, 2013 unless extended. The agreement requires interest to be at the bank’s prime rate plus 1% with a minimum rate of 4.5% (effective rate of 4.5% at March 31, 2013). At March 31, 2013 and June 30, 2012, the Company’s outstanding balance under this line of credit was $943,619 and $0, respectively. As of March 31, 2013, there was still $306,381in funds available to the Company under this line of credit. However, subsequent to March 31, 2013 the company has withdrawn the remaining amount available.

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

During the three months ended March 31, 2013, the Company issued 3,693,366 shares of common stock.

On January 2, 2013, the Company entered into a consulting agreement with Grodsky Law Firm, P.C. (“GLF”).
In lieu of cash GLF agreed to accept for their services one million (1,000,000) shares of common stock of CGHC (collectively, the "Shares") in the following manner: (i) 250,000 Shares issued upon signature of the engagement letter, (ii) 250,000 Shares issued upon delivery of draft convertible debt financing documents including term sheet, promissory note, and transaction document checklist and (iii) the balance of 500,000 Shares upon receipt of the first US$1,000,000 delivered to CGH. Total shares issued at March 31, 2013 under this agreement was 500,000 shares of restricted common stock of which 250,000 shares were issued on January 2, 2013 and 250,000 shares were issued on March 15, 2013.

On January 8, 2013, the Company effectuated the termination of the Belmont Acquisitions LLC: Investor Relations Consulting Agreement Dated July 16, 2012 and the Advisory Agreement dated November 4, 2012 and entered into a new advisory agreement. As part of the termination, the Company became obligated to Belmont to issue another 1,040,000 shares of common stock. On April 24, 2013, the Company advised Belmont that the new advisory agreement would be cancelled under the thirty-day notice provisions. As a result, the Company would be issuing another 500,000 shares to Belmont on April 4, 2013. The liability to issue these shares has been accrued at the conversion price of $.04 and reflected in subscribed stock as of March 31, 2013.

On January 14, 2013, The Company entered into a Security Purchase Agreement with Asher Enterprises, Inc. for a $78,500 convertible 8% promissory note due on October 17, 2013. The note is convertible after a six-month holding period. During the six month period after the effective date of the note,  the company has the right to pay off unpaid balances and interest at a premium of 115%, 120%, 130% and 135% , if the note is paid off within 30, 90, 120 and 180 days, respectively from the date of issue. The note is convertible on the unpaid balance, including interest, at a conversion rate of 58% of trading value over the ten preceding trading dates prior to conversion. In the event that a trading value cannot be established on the conversion date, the note would be convertible at a mutually agreed upon fair market value of the Company’s stock by both parties. Under the terms of this agreement, the Company has reserved and set aside 18,000,000 shares of the Company’s stock to accommodate the potential conversion described herein. No shares have been issued under this agreement and the Company has every intention to pay off its liability to Asher with cash received from future operations or funding.

On January 17, 2013, the Company entered into an Investment Banking agreement with ViewTrade Securities, Inc. ViewTrade has been engaged by CGHC as the non-exclusive agent to seek up to five million dollars ($5,000,000) in financing through institutional, corporate, private investors and any other individual or entity wishing to invest in the Company. Upon the execution of the Agreement (January 17, 2103) the Company paid ViewTrade $7,500 as a good faith non-refundable deposit and issued View Trade 500,000 shares of restricted common stock as a retainer.

On January 17, 2013, the Company entered into a consulting agreement with MJ Global Consulting, Inc. (“MJ”).  Under the terms of this agreement; one million (1,000,000) restricted shares of the Company common stock was issued in the following manner: 500,000 restricted shares of Company common stock upon execution of this Agreement; 500,000 restricted shares of Company common stock upon the engagement by Company of an investment banking firm introduced by MJ.

On January 23, 2013 and January 24, 2013, the Company completed its arrangement with Big Eye Capital, Christy and David Newbaker and a consulting group and issued 75,700, 50,000, and 257,666 shares of restricted common stock respectively in settlement of various obligations. The liabilities for these shares were originally recorded and expensed in previous periods. The liability was recorded and reported under the caption subscribed shares within the equity section of the balance sheet.

On January 25, 2013 250,000 shares of restricted common stock was issued to Janelle Beck to satisfy an outstanding obligation previously recorded as subscribed stock.

On March 5, 2013, the Company issued 20,000 shares of restricted common stock to William Haig pursuant to the $75,000 promissory note agreement due June 30, 2013 described in footnote 9 of this report.

11. Earnings per Share

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during each respective period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both fiscal years would be anti-dilutive. The following chart lists the securities as of March 31, 2013 and 2012 that were not included in the computation of diluted net loss per share because their effect would have been anti-dilutive:

	2013	2012
Common Stock Subscribed	766,667
Warrants to purchase common stock	1,962,214	2,562,214
Convertible promissory notes		20,000
Share price guarantee-short term	18,267,925
Share price guarantee-long term	133,900,000
	154,896,806	2,582,214

12. Convertible Notes Payable and Warrants

As of June 30, 2012, there was one convertible note payable outstanding with a principal balance of approximately $5,000, which had not been converted. The note, plus $600 of accrued interest, was converted into 22,400 shares of the Company’s common stock at $0.25 per share, during the quarter ended March 31, 2013.

The Company issued attached warrants to purchase its common stock with the issuance of the convertible notes payable. The warrants have an exercise price of $0.25 with three-year expiration and immediate vesting. The fair value of each issuance is estimated on the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes option pricing model inputs used on the date of issuance have the following assumptions: stock price on the measurement date was between $0.05 and $0.60; expected term of three years; average expected volatility was 257%; and discount rate of 1.26%.

At March 31, 2013, there were outstanding and exercisable shares under warrant of 1,832,214 at a weighted average Exercise price of $.25 per share.

The following table summarizes information about the warrants outstanding during the quarter ended March 31, 2013.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding as of June 30, 2012	2,562,214	$ 0.25	1.25 Years
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding as of March 31, 2013	1,962,214	$ 0.25	4.49 Months	$ -
Exercisable as of March 31, 2013	1,962,214	$ 0.25	4.49 Months	$ -

13. Operating Leases

The Company currently maintains corporate offices at 16624 North 90th Street, Suite 200, Scottsdale, Arizona, 85260. The rent during the first six months is abated, with a commencement date of October 1, 2012, the rent is $4,811 per month for months 7-24, for the months 25-36 rent is $4,956, for months 37-48 rent is $5,103, for months 49-66 rent is $5,256, with a security deposit of $15,000. Under the terms of the lease agreement, the Company is responsible for its share of normal operating costs, including maintenance expenses, property taxes, and insurance. The Company does not believe that they will need to obtain additional office space at any time in the near future for its corporate offices. The Company’s subsidiary OneHealth Pass, Inc., currently shares office space with the Company. Over the next 12 months, as its business plan is more fully implemented, OneHealth Pass, Inc. may need to acquire its own office facilities.

OneHealth Urgent Care operates seven (7) locations throughout the greater metro Phoenix area: Tolleson, Peoria, Gilbert, Buckeye, Goodyear, Phoenix, and Queen Creek. OneHealth Urgent Care leases a total of approximately 26,900 sq. ft., averaging 3,800 sq. ft. per clinic. The Company leases its physical facilities from third parties for all of its locations. The terms of these leases range from approximately seven (7) to fourteen (14) years. All but two of the seven facilities contain renewal options for two, five-year terms. These leases are treated as operating leases under GAAP.

The future minimum lease payments over the next five years and thereafter under these operating leases are as follows:

For the year ended June 30,	Amount
2014	$ 671,434
2015	705,567
2016	717,507
2017	740,281
2018	760,723
Thereafter	2,078,293
$ 5,673,805

Rental expense is recognized on the straight-line basis over the term of the lease. As of March 31, 2013 and June 30, 2012, deferred rent was approximately $133,386 and nil, respectively. Rent expense for the three-month periods ended March 31, 2013 and 2012 for the above operating leases was approximately $234,425 and $7,500, respectively. Rent expense for the nine month periods ended March 31, 2013 and 2012 for the above operating leases was approximately $539,651 and $22,500, respectively.

14. Income Taxes

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

The Company has estimated available net operating losses of approximately $8,178,000, which can be utilized to offset future earnings of the Company, subject to the limitations mentioned above, and to the preparation and filing of the delinquent tax returns. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

The Company has the following estimated carry forwards available at March 31, 2013, (State expiration is fifteen years earlier):

Operating and Capital Leases
Federal Expiration		Amount
2027		$24,000
2028		812,000
2029		262,000
2030		1,068,000
2031		3,897,000
2032		318,000
2033		1,797,000
	Total	$8,178,000
15. Contingencies

In addition to the going concern issue reflected in footnote 4 above, The Company’s urgent care operations could be affected by the recently enacted Affordable Care Act. Currently management cannot ascertain the impact that this new law will have on its recently acquired urgent care operations.

As discussed previously, the Company has certain stock price guarantees arising from the purchase of AUC (Footnote 7). The guarantee is required to be valued periodically as to its potential for requiring additional common stock issued to meet obligations. Management has not currently reported any additional obligation as of March 31 31, 2013. However, this could change in the future periods and the result could be material.

16. Litigation

The Company’s urgent care business is subject to claims related to patient treatment from time to time. There are no known material claims as of this filing.

See also Legal Proceedings under PART II - OTHER INFORMATION within this filing.

17. Subsequent Events

On April 16, the Company appointed and entered into agreement whereby Noel Guillama would be a director and Vice Chairman. Upon execution of the agreement Noel earned 3% of the Company’s then outstanding shares  calculated to be 2,598,000 shares of restricted common stock, valued at $129,900.

On May 1, 2013 the Company entered into an agreement with Tailor Made Business Solutions, PLLC (TMBS) to have them provide acting CFO services to the Company through the person of Tom Meola. Pursuant to this agreement, the Company will be paying TMBS a fee of $150,000 per annum with an advance of $25,000 with the remainder to be paid monthly. Additionally, the Company will be issuing TMBS 3,000,000 restricted shares of the Company’s common stock. These shares are considered earned at the time of executing this contract and are valued at $510,000.

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors influencing these risks and uncertainties include, but are not limited to the following:

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

Throughout this Report references to “we”, “our”, “us”, “Capital Group Holdings”, “Capital Group”, “CGH”, “OneHealthPassTM ”, “OHP”, “OneHealthTM”, “OneHealthTM Urgent Care”, “OHUC”, “the Company”, and similar terms refer to, Capital Group Holdings, Inc. and its subsidiaries.

Company History

We changed our name to Capital Group Holdings, Inc. on October 29, 2010 from Oasis Online Technologies Corp to reflect our corporate philosophy as an acquirer and operator of innovative health and wellness organizations.

We were incorporated under the laws of the state of Minnesota in 1980 as Implant Technologies, Inc. On September 19, 2007, the Company filed a certificate of amendment to the Company’s Articles of Incorporation changing its name to Oasis Online Technologies, Corp.

On September 3, 2012 The Company and its wholly owned subsidiary OneHealthTM Urgent Care, Inc., an Arizona corporation, (“OneHealthTM UC”) completed the acquisition of Alliance Urgent Care by acquiring all of the assets, liabilities, and operations of combined entities owning Alliance Urgent Care; including the Alliance Urgent Care, LLC from MCS Ventures I through VII (“Sellers). (See Note 2 to the financial statements) OneHealthTM Urgent Care now operates seven urgent care clinics through its wholly owned subsidiary Alliance Urgent Care (“AUC”). OneHealthTM UC has plans for expansion into additional states.

Capital Group Holdings, Inc.

Capital Group Holdings, Inc. (OTCBB: CGHC ) ("Capital Group") is an acquirer and operator of innovative health and wellness organizations that have strong market presence, brand awareness, and talented management teams working towards achieving exceptional performance over time. The Company, through its subsidiaries, currently operates seven (7) urgent care clinics ("OneHealthTM Urgent Care," “OneHealthTM UC") in metropolitan Phoenix, Arizona and is currently researching and developing its telemedicine services through its subsidiary OneHealthPass™ ("OHP"). OneHealthPass™ is a direct-to-consumer medical membership program that provides members with 24/7/365 access to board-certified physicians via telephone or internet. Capital Group is positioning these companies to provide immediate access to medical services to the public in an effort to avoid any delay in access to physicians and to provide a significantly lower cost for high quality, patient-centric healthcare. The company previously anticipated launching these services but recently has changed its focus to concentrate more heavily on its urgent care operations. Management believes that the telemedicine industry is still in its infancy and many of our potential competitors are struggling to realize any meaningful revenues while having to spend extraordinary amounts of capital on development and infrastructure. Management believes that with some additional time, we may be well positioned to acquire an operating telemedicine business with an existing customer base.

Our plan is that our customers can reach a physician any time, day or night, can access basic medical services, and have the ability to receive sound medical advice and treatment for the most common minor medical issues. At their discretion, the independent board-certified physicians within out network may provide prescriptions for treatment that can be retrieved immediately at the member's local pharmacy. Should a member need to be examined in person, they can be examined at one of our local urgent care clinics, or be referred elsewhere such as the ER, a primary care doctor, or even a specialist. Capital Group's strategy of partnering OHP with OneHealthTM Urgent Care is unique. The linkage will allow us to direct our new OHP members to our urgent care clinics instead of competitor clinics when they get sick, thus significantly extending our membership services, promoting customer loyalty, and reducing the inherent liabilities associated with our competitors that do not operate actual medical facilities.

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

OneHealthTM Urgent Care

OneHealthTM Urgent Care (“OneHealthTM UC” or “OHUC”) presently serving the greater metro Phoenix community, operates seven urgent care clinics that provide walk-in, extended hour access for acute illness and injury care.

OneHealthTM Urgent Care customers experience an average service time (check-in to checkout) under 40 minutes (better than industry average), versus more than four hours, on average, for ER wait times. The cost of an urgent care visit is one-sixth the cost of an ER visit. OHUC provides care on a walk-in basis between 8 am and 8 pm, the hours, which account for 80% of ER visits.

OneHealthTM Urgent Care’s traditional formula for opening clinics is to locate new clinic in cities with high ER volume, strong demographics, and busy primary care physicians. Using Electronic Medical Records ("EMR"), electronic submissions whenever possible, and sending out claims within 24 hours helps expedite insurance payments. There are numerous processes in place to ensure accuracy of bills going out and tracking of all incoming payments, resulting in rapid posting, supported by vigorous, detailed policies for following up on denied claims. All billing and collections are processed in-house.

Management has implemented a direct-to-consumer television advertising campaign and has been running TV ads targeting specific metro-phoenix areas near our clinics to increase the number of patient visits in our existing clinics. The Company is also completing the development work on additional urgent care related websites to increase our online presence via SEO optimization. In February of this year, the Company launched its social media advertising via Facebook, Twitter, and LinkedIn for both Capital Group Holdings and OneHealth™ Urgent Care. The progress of all advertising and marketing efforts is being closely monitored and we expect to adjust our marketing mix in accord with future measured results.

On April 16, 2013, the Company announced its plans to expand its urgent care business. Management believes that significant opportunities exist to acquire and or merge with additional urgent care companies. After a careful review of the industry, we feel that the demand for urgent care is increasing, and there is a very large pool of urgent care businesses that can benefit from acquisition as we can bring increased efficiencies to operations, better negotiating power to insurance contracts, and higher quality electronic health record management.

At present, the majority of the over 9,400 urgent care centers in the US are small businesses that operate 1-3 clinics, which may not have access to state-of-the-art electronic records, equipment, and infrastructure. Capital Group is uniquely positioned as a partner with the ability to acquire and aggregate these small businesses. We can bring our operational efficiencies and economies of scale to individual clinic owners who can benefit from management support, access to capital markets, and the ability to realize higher valuation multiples. As such, Capital Group is actively seeking potential urgent care acquisition candidates that meet the standards of our OneHealth™ Urgent Care clinics.

Capital Group believes that the healthcare industry is undergoing a dynamic transformation from a system that thrived on volume, to one that rewards quality and efficiency yet can provide a very positive personal experience to the patient. At the heart of this new value proposition are physicians and hospitals that stand to obtain financial incentives if they can strip costs from the system while improving clinical outcomes. However, they also risk losing revenue if they are unable to achieve these lofty objectives and reduce the time spent with their customers (patients). The customers (our patients) crave human warmth and an emotional connection with their doctors and care providers. They demand individualized medicine as well as healthcare that involve the collaboration between patient and physician.

This means that the system will be looking for ways to maximize the care and human interaction and yet reduce the costs. One of the most expensive ways to seek care for both the hospital as well as the patient is through the emergency room with non-life threatening issues. After hours spent waiting, the patient is a number that has to be treated efficiently and effectively and then admitted to the hospital or sent home with instructions and possibly a prescription. It is a no-win model for care.

This old model of care opens the door for the future for a paradigm shift, which provides an opportunity for an alternative care route for these people using OneHealth™ Urgent Care Centers.

This new level of expectation has evolved and patients want to have healthcare professionals address both the physical and emotional aspects of their health. They want to feel good in addition to being physically healthy. Their desire for their well-being now includes both feeling good and having one’s emotional needs addressed The customer (patient) is seen promptly by trained healthcare professionals who can respond quickly to their physical needs as well as give them the personalized attention they desire. The future of the new healthcare paradigm is alternative care to the emergency room that meets and exceeds the expectations of the patient, while minimizing costs and keeping the human element intact.

OneHealthPass™

OneHealthPass™ (OHP) is a wholly owned subsidiary of Capital Group Holdings, Inc. OneHealthPass™ is bringing to market a suite of patient-centric telehealth services. OHP contracts with physician networks to provide 24/7/365 telephone consultations with in-state board-certified physicians. OHP is designed to become an industry standard telehealth platform for the management and administration of patient-centric telemedicine programs. The OHP platform is developed as a central hub so members can access OHP and third party medical services and products that can be managed from virtually anywhere utilizing the telephone, wireless networks, and the internet. OHP is currently researching additional strategic marketing agreements and acquisition candidates.

OHP is a membership program that provides access to board-certified physicians via the telephone and internet. Membership is billed monthly and members may utilize the service at any time. Should our members require additional consultations, a small surcharge is added to their billing to accommodate additional consultations. OneHealthPass™ will offer the following features:

•	Immediate access to consultations 24/7/365

•	Treatment for non-emergency ailments (cold & flu, allergies, sinus problems, bronchitis, etc.)

•	Telephonic or live video consultations over a broadband connection

•	Highly secure HIPAA compliant electronic health record (EHR) storage and retrieval

•	24-hour customer service agents

•	Integration with Urgent Care charting software

Capital Group has recently decided to shift its primary business focus and is now concentrating on expanding its urgent care business before it develops its telehealth services. Although we are still committed to providing telehealth services through OneHealthPass™, management feels that the timing is premature to enter the market at this time. Because of the significant expense and time needed for development of marketing plans, systems integration, quality control, and customer service logistics, we will delay deployment plans for OneHealthPass™ for the short term. We believe that a number of our telemedicine competitors are experiencing significant problems in executing their business plans. The adoption of telemedicine, in our opinion, has been quite slow in the marketplace. We are currently researching acquisition potential of a few of the small telehealth companies that are currently operating. Generally, it seems that they have had to deploy a very large amount of capital in order to see very modest revenues.

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

In a recent publication, Lou Ellen Horwitz, executive director of the Urgent Care Associate of America stated “although urgent care isn’t specifically mentioned anywhere in the legislation, the open access that all urgent care centers have should make them a natural entry point for the newly insured—especially in areas where many primary care practices aren’t accepting new patients”.

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

Urgent Care

As one of the fastest-growing segments of the American healthcare system, urgent care services have grown in size and market acceptance. Urgent care companies including NextCare Urgent Care, Fast-Med Urgent Care, and other locally owned urgent care clinics may provide significant competition. The following macroeconomic trends support continued urgent care sector growth:

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

In summary, Management believes that the PPACA will result in an increased number of urgent care visits, across the board. However, while the number of patients visiting urgent care centers is likely to increase as a result of the new law and the corresponding increase in the number of people with health insurance of some kind, Management   is concerned that there could potentially be downward pressure on the amount that insurance carriers reimburse. Thus, while the volume of patients might increase reimbursement per patient may go done and either offset the increased volume or negate it altogether.

Concerning telemedicine, of the American Telemedicine Association concluded that the PPACA “will have an impact on the development and adoption of telehealth. The Supreme Court ruling affirming the majority of the PPACA will further accelerate the deployment rate for telemedicine, mHealth, and remote healthcare technologies.” Management concurs with this assessment, and believes that there will be continued growth in acceptance from both medical professionals and consumers of the telemedicine concept.

As the demand for telehealth grows, companies such as Teladoc, ConsultADoctor, WhiteGlove Health, and MDLiveCare may gain market share. Like OneHealthPassTM, these companies generally offer 24/7 access to a doctor via phone, email, and video, as well as online lab testing and results, prescriptions via phone, and a professional online personal health manager.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Capital Group Holdings”, “Capital Group”, “CGHC”, “the Company”, “Alliance Urgent Care”, “AUC”, “One Health Urgent Care”, “OHUC”, and similar terms refer to, Capital Group Holdings, Inc. and subsidiaries unless otherwise expressly stated or the context otherwise requires. This discussion contains forward-looking statements that involve risks and uncertainties. Capital Group Holdings Inc.’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this filing.

Management of the Company will continue to pursue avenues of generating cash or revenues during the next twelve months from the date of issuance of this Form 10-Q. While there are no assurances that the Company will be able to obtain sufficient cash flow from operations or obtain additional financing, management believes that it will be successful. Management has carefully reviewed its financial results of operations and has developed strategies that will allow it to be more attractive to new investors and funding sources. These strategies will assist the Company in its negotiations with several potential investment sources for equity investment and/or debt financing for the Company. If successful, these funding sources will satisfy short and long-term operations and capital expenditure plans. There are no guarantees that such negotiations will be successful to obtain additional funding for our long term goals. While management remains hopeful that one or more transactions will commence, no assurances can be expressed that the Company will be successful in these negotiations. It is expected though that current levels of funding will continue from our newly acquired business.

Results of Operations

THREE MONTH PERIOD ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2012

The revenues reported for the quarter ended March 31, 2013 of $2,084,381 represent the revenues of the urgent care centers. There were no revenues for the quarter ended March 31, 2012 as the Company was still in the development stage at that point.

On a reporting basis, the Company reported a net loss for the quarter of $505,468, which represents an increase of approximately $356,276 from the same quarter in 2012. The increase is partially offset by the urgent care business generating $266,141 of pretax income. However, the Company also had to reflect amortization costs related to intangible assets recorded at the time of acquisition and marketing expenses paid for with stock of the Company. These amortization costs totaled $158,171. In addition, the Company’s headquarter operations reflected additional costs related to its public filings.

On a pro forma basis for the three months ended March 31, 2013, OneHealth Urgent Care reported revenues  were $2,084, 381, versus an unadjusted $1,963,871 for the same period last year before it was acquired. This represents an increase of $120,510. This increase of approximately 6% is primarily accounted for by revenues from the Company’s newest clinic which was not in operation in this same quarter last year and to increased revenue for rate changes.

Operating income from OHUC increased by approximately 1% of revenue. This is an increase  of $10,994 for the third quarter ending March 31, 2013 over the same period last year for AUC. The most significant cause of this increase was due to increased revenue offset in large part by increased costs related to insurance, rent, and other administrative costs for the Queen Creek operation, which started in late October and has not fully reached the normal stabilization period of 13 to 18 months for new facilities.

NINE MONTH PERIOD ENDED MARCH 31, 2013 COMPARED TO THE NINE MONTH PERIOD ENDED MARCH  31, 2012

The revenues reported for the nine-month period ended March 31, 2013 of $4,328,835 represents the revenues of the urgent care centers. There were no revenues for the nine-month period ended March 31, 2012 as the Company was still in the development stage at that point.

On a reporting basis, the Company reported a net loss for nine-month period ended March 31, 2013 of $1,797,670, which represents an increase of approximately $1,332,659 from the same quarter in 2012. The increase is primarily attributable to the increased ongoing professional fees needed for the Company’s public filings, the acceleration of certain expenses associated with cancelled or amended contracts, increased operating expenses for the new clinics whose revenues have not yet stabilized as well as expenses associated with the new initiatives regarding marketing for OneHealthPass™.

On a pro forma basis, OneHealth Urgent Care reported revenue for the nine months ended March 31, 2013 was $4,328,835 versus $4,338,933 for the same period the prior year, for a decrease in revenue of $10,098.  However, for the nine-month period ended March 31, 2013 represents only seven months of operations, since One Health Urgent Care was acquired on September 2, 2012. Had the revenues been reported on a full nine-month basis, revenues for the nine month period ending March 31, 2013 would have increased another $859,476   However, the net loss  decreased by $19,329 from a net loss of $47,647 in the nine month period ended March 31, 2012.  The main reason for this decrease was related to the increased sales offset by costs associated with the start-up of the Queen Creek location which really did not become fully operational until the latter part of the third quarter and has not yet achieved the necessary daily patient throughput necessary to cover all of its costs.

Over the last twelve months OneHealth Urgent Care opened three new clinics, the national average takes approximately 18 months for a clinic to reach normal operating profits for an urgent care center of similar size. Historically OHUC has been able to shorten that period to less than 13 months. We attribute our historic shortened stabilization period to the investment we make in our people and processes. This has resulted in a 99% customer satisfaction based on 84 complaints per the 61,000 patients seen last year, which we believe helps shorten our stabilization period. However, our Camelback clinic is tracking more closely to the national norm. During the stabilization period we incur costs in excess of revenue, however management believes that this investment in our future will deliver positive returns as it has in the past from operating cash flows.

The Companies net cash used for operations was $(203,193) as compared to $(226,757) for the nine-month period ended March 31, 2013 and 2012, respectively. The decrease of $23,564 is mainly attributable to the acquisition of OHUC. However, the decrease was offset in large part due to increases in operating costs at the parent company level. Cash provided by investing activities improved by $225,806 of which $194,927 was attributable to acquired cash net of the acquired assets from the purchase of OHUC. Cash provided from financing activities increased from $236,198 to $795,787 for the nine month period ended March 31, 2012 to 2013, respectively. This increase was mainly due to borrowings from the OHUC line of credit offset by proceeds from the sale of stock by CGH for the nine-month period ended March 31, 2013.

Liquidity is a measure of a company’s ability to meet potential cash requirements. Prior to the acquisition of the urgent care business, the Company met its capital requirements through the issuance of stock and by short-term debt financing.

However, with the advent of the acquisition of the urgent care business, and the intended launch of the Company’s marketing program to increase revenues and earnings in the urgent care business, Management believes they are in a stronger position to meet the Company’s current and future cash flow needs and attract additional debt or equity financing. In the absence of new debt or equity financing, the Company would necessarily have to scale back its operations, delay new initiatives, and focus exclusively on the urgent care business. There is no guarantee that the Company’s efforts to secure additional capital will be successful.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. We ceased being a development stage company on September 3, 2012, when the Company acquired the operations of Alliance Urgent Care. The revenues reported for the nine month period and the quarter ending March 31, 2013 represent the revenues of the urgent care centers from the date of acquisition.

These condensed consolidated financial statements have been prepared with the assumption that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. If we are unable to obtain additional financing, we may not be able to execute our operating plans. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Our Auditors opinion for the fiscal year ended June 30, 2012 contained a reference to this uncertainty.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies during the period ended March 31, 2013, with the exception of those related to the operation of OneHealth Urgent Care. We believe the following represents our most critical accounting policies.

Revenues

The Company recognizes revenue when all of the following criteria have been met:

 Persuasive evidence of an arrangement exists;
 Delivery has occurred or services have been rendered;
 The fee for the arrangement is fixed or determinable; and
 Collectability is reasonably assured.

The Company’s revenue is entirely derived from its urgent care business and is comprised of patient related fees for the provision of emergency medical services. The majority of the Company’s revenue is received from insurance providers associated with the patient. The amount of reimbursement is generally contractually controlled by the insurance providers, and is dependent upon the nature of the service provided. Typically, the Company also receives a co-pay from the patient at the time of service. These are largely paid with credit cards. Merchant fees in regards to the use of credit cards are charged to expense.

The Company’s revenues are subject to some seasonal fluctuation. The Company operates in a geographic area where many of its patients are winter visitors. As such, monthly revenues during the period from late May through November are lower than the remainder of the year.

Valuation of Deferred Tax Assets

The Company currently has net operating losses that may be used to offset taxes related to future earnings. The Company has not yet done a complete evaluation of those net operating losses to ascertain the portion of deferred tax assets, which should be recognized. In addition, due to the uncertainties related to, among other things, the extent and timing of future taxable income, the Company offset its net operating loss deferred tax assets by an equivalent valuation allowance as of March 31, 2013 and June 30, 2012.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but not limited to, useful lives of property and equipment, fair value of equity instruments, carrying value, and recoverability of intangible assets and goodwill, realization of accounts receivable, valuation of deferred tax assets and the contingencies described in Footnote 15 of this report. Actual results could materially differ from those estimates.

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

Intangible Assets and Goodwill

Intangible assets are comprised of trade name and goodwill, and customer and process intangibles. Trade name and goodwill are considered to have indefinite lives and are not amortized. Customer and process intangibles are amortized over their estimated useful lives of eleven to fourteen years.  Both indefinite and finite life intangibles and goodwill are reviewed for impairment whenever circumstances indicate impairment in value may have occurred.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position, or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

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

Based on that evaluation, our chief accounting and chief executive officers concluded that, as of March 31, 2013, our disclosure controls and procedures were, subject to the limitations noted above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2013, as it relates to the operations of Capital Group Holdings, Inc.

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

Pursuant to the Complaint, Dr. Bressler is seeking damages relating to his employment and alleged ownership interests in Alliance Urgent Care, P.L.L.C. and the MCS Ventures I-VII, P.C. entities. Dr. Bressler was seeking dissolution of Alliance Urgent Care, P.L.L.C., and the MCS Ventures I-VII, P.C. entities. However, the judge assigned to the case has ruled that the sale is “fait accompli” as of September 6, 2012 and therefore Alliance Urgent Care PLLC will remain part of the Company and the only issue is claimed potential damages.

Management believes the complaint to be meritless and that the Company will prevail in the action. The Company has retained the firm of LaVelle & LaVelle, PLC to vigorously defend the action.

Item 1A. Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed on October 15, 2012. There has been no material changes in the Company’s assessment of its risk factors during the quarter ended March 31, 2013, as it relates to the operations of Capital Group Holdings, Inc. As management has only recently assumed responsibility for the operations of AUC, we have not formed an opinion as to any additional risk factors beyond our ability to successfully integrate and operate AUC with Capital Group Holdings, Inc.

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

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures

None; not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Index to Exhibits:

Statements

Condensed Consolidated Balance Sheets at March 31, 2013 and June 30, 2012.

Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ending March 31, 2013 and 2012.

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ending March 31, 2012 and 2011.

Notes to Condensed Consolidated Financial Statements.

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Amended and Restated Articles of Incorporation filed with the Minnesota Secretary of State on September 19, 2007.	3.1	8-K	10/4/2007

Bylaws	3.3	10-SB	12/14/2006

Tailor made Business Solutions, PPL Consulting Agreement	10.1			X

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Erik J. Cooper Erik J. Cooper	Chairman President Chief Executive Officer	May 20, 2013

/s/ Thomas Meola Thomas Meola	Director Acting Chief Financial Officer Principal Accounting Officer	May 20, 2013