Form 10-Q/A
period 2013-05-24
Capital Group Holdings, Inc.
filed 2013-05-24
CIK 703339

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") for the quarterly period ended March 31, 2013, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ending March 31, 2012 and 2011.

Notes to Condensed Consolidated Financial Statements.

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Amended and Restated Articles of Incorporation filed with the Minnesota Secretary of State on September 19, 2007.	3.1	8-K	10/4/2007

Bylaws	3.3	10-SB	12/14/2006

Tailor made Business Solutions, PPL Consulting Agreement	10.1	10-Q	5/20/2013

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Erik J. Cooper Erik J. Cooper	Chairman President Chief Executive Officer	May 24, 2013

/s/ Thomas Meola Thomas Meola	Director Acting Chief Financial Officer Principal Accounting Officer	May 24, 2013